Form 10-Q
period 2024-06-30
Waystar Holding Corp.
filed 2024-08-07
CIK 1990354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-42125

Waystar Holding Corp.

(Exact name of registrant as specified in its charter)

Delaware	84-2886542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Digital Drive, #300 Lehi, Utah 84043	84043
(Address of principal executive offices)	(Zip Code)

(844) 492-9782

Registrant’s telephone number, including area code

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WAY	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had outstanding 166,659,634 shares of common stock as of June 30, 2024.

Glossary

The following definitions apply to these terms as used in this Quarterly Report on Form 10-Q:

“AI” means artificial intelligence;

“Bain” means those certain investment funds of Bain Capital, LP and its affiliates;

“CPPIB” means Canada Pension Plan Investment Board;

“Credit Facilities” means, collectively, the First Lien Credit Facility, the Revolving Credit Facility, and the Receivables Facility;

“Derby Topco” means Derby TopCo Partnership LP, our direct parent entity prior to the Equity Distribution, in which the Institutional Investors, other equity holders, and certain members of management previously held equity interests;

“EQT” means those certain investment funds of EQT AB and its affiliates;

“Equity Distribution” means the distribution of shares of common stock of the Company held by Derby TopCo to the limited partners of Derby TopCo in accordance with the limited partnership agreement of Derby Topco, which distribution occurred in connection with our initial public offering. Following the Equity Distribution, EQT, CPPIB, Bain, and other equity holders, including members of management, directly hold shares of common stock of the Company;

“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended;

“First Lien Credit Facility” means the term loan credit facility under the first lien credit agreement, dated as of October 22, 2019, by and among Waystar Technologies, Inc. and the lenders party thereto, as amended from time to time;

“GAAP” means U.S. generally accepted accounting principles;

“Institutional Investors” means EQT, CPPIB, and Bain, and their respective affiliates;

“JOBS Act” means the U.S. Jumpstart Our Business Startups Act of 2012, as amended;

“Net Revenue Retention Rate” means the total amount invoiced to clients in a given twelve-month period divided by the total amount invoiced to those same clients from the prior twelve-month period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics and Non-GAAP Financial Measures—Net Revenue Retention Rate”;

“Prospectus” means the prospectus filed with the SEC by Waystar Holding Corp. on June 6, 2024;

“Receivables Facility” means the receivables facility under the receivables financing agreement, dated as of August 13, 2021, by and among Waystar RC LLC, PNC Bank, National Association, as administrative agent, Waystar Technologies, Inc., as initial servicer, and PNC Capital Markets LLC, as structuring agent, as amended from time to time;

“Revolving Credit Facility” means the revolving credit facility under the first lien credit agreement, dated as of October 22, 2019, by and among Waystar Technologies, Inc. and the lenders party thereto, as amended from time to time;

“SEC” means the U.S. Securities and Exchange Commission;

“Second Lien Credit Facility” means the term loan credit facility under the second lien credit agreement, dated as of October 22, 2019, by and among Waystar Technologies, Inc. and the lenders party thereto, as amended from time to time;

“Securities Act” means the U.S. Securities Act of 1933, as amended;

“SOFR” means the Secured Overnight Financing Rate; and

“Waystar,” the “Company,” “we,” “us,” and “our” mean the business of Waystar Holding Corp. and its subsidiaries.

Certain numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. These forward-looking statements are included throughout this report and relate to matters such our industry, business strategy, goals, and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words or similar terms and phrases to identify forward-looking statements in this report.

The forward-looking statements contained in this report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following:

●	our operation in a highly competitive industry;
●	our ability to retain our existing clients and attract new clients;
●	our ability to successfully execute on our business strategies in order to grow;
●	our ability to accurately assess the risks related to acquisitions and successfully integrate acquired businesses;
●	our ability to establish and maintain strategic relationships;
●	the growth and success of our clients and overall healthcare transaction volumes;
●	consolidation in the healthcare industry;
●	our selling cycle of variable length to secure new client agreements;
●	our implementation cycle that is dependent on our clients’ timing and resources;
●	our dependence on our senior management team and certain key employees, and our ability to attract and retain highly skilled employees;
●	the accuracy of the estimates and assumptions we use to determine the size of our total addressable market;
●	our ability to develop and market new solutions, or enhance our existing solutions, to respond to technological changes, or evolving industry standards;
●	the interoperability, connectivity, and integration of our solutions with our clients’ and their vendors’ networks and infrastructures;
●	the performance and reliability of internet, mobile, and other infrastructure;
●	the consequences if we cannot obtain, process, use, disclose, or distribute the highly regulated data we require to provide our solutions;

●	our reliance on certain third-party vendors and providers;
●	any errors or malfunctions in our products and solutions;
●	failure by our clients to obtain proper permissions or provide us with accurate and appropriate information;
●	the potential for embezzlement, identity theft, or other similar illegal behavior by our employees or vendors, and a failure of our employees or vendors to observe quality standards or adhere to environmental, social, and governance standards;
●	our compliance with the applicable rules of the National Automated Clearing House Association and the applicable requirements of card networks;
●	increases in card network fees and other changes to fee arrangements;
●	the effect of payer and provider conduct which we cannot control;
●	privacy concerns and security breaches or incidents relating to our platform;
●	the complex and evolving laws and regulations regarding privacy, data protection, and cybersecurity;
●	our ability to adequately protect and enforce our intellectual property rights;
●	our ability to use or license data and integrate third-party technologies;
●	our use of “open source” software;
●	legal proceedings initiated by third parties alleging that we are infringing or otherwise violating their intellectual property rights;
●	claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties;
●	the heavily regulated industry in which we conduct business;
●	the uncertain and evolving healthcare regulatory and political framework;
●	health care laws and data privacy and security laws and regulations governing our Processing of personal information;
●	reduced revenues in response to changes to the healthcare regulatory landscape;
●	legal, regulatory, and other proceedings that could result in adverse outcomes;
●	consumer protection laws and regulations;
●	contractual obligations requiring compliance with certain provisions of Bank Secrecy Act/anti-money laundering laws and regulations;
●	existing laws that regulate our ability to engage in certain marketing activities;
●	our full compliance with website accessibility standards;
●	any changes in our tax rates, the adoption of new tax legislation, or exposure to additional tax liabilities;
●	limitations on our ability to use our net operating losses to offset future taxable income;

●	losses due to asset impairment charges;
●	restrictive covenants in the agreements governing our Credit Facilities;
●	interest rate fluctuations;
●	unavailability of additional capital on acceptable terms or at all;
●	the impact of general macroeconomic conditions;
●	our history of net losses and our ability to achieve or maintain profitability;
●	the interests of the Institutional Investors may be different than the interests of other holders of our securities;
●	our status as an “emerging growth company” and whether the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors; and
●	the other factors described elsewhere in this report, including under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described under the heading “Risk factors” in our Prospectus, or as described in the other documents and reports we file with the SEC.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

Any forward-looking statements made by us in this report speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. You should not place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by any applicable securities laws.

Investors and others should note that we routinely announce financial and other material information using our Investor Relations website (investors.waystar.com), SEC filings, press releases, public conference calls and webcasts. We use these channels of distribution to communicate with our investors and members of the public about our company, our services and other items of interest. Information contained on our website is not part of this report or our other filings with the SEC.

i

Part I - Financial Information

Item 1. Financial Statements

Waystar Holding Corp.

Condensed Consolidated Balance Sheets (in Thousands, Except for Share and Per Share Data)

As of June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$68,375	$35,580
Restricted cash	12,083	9,848
Accounts receivable, net of allowance of $5,204 at June 30, 2024 and $5,335 at December 31, 2023	147,966	126,089
Income tax receivable	11,181	6,811
Prepaid expenses	14,758	13,296
Other current assets	16,389	30,426
Total current assets	270,752	222,050
Property, plant and equipment, net	63,035	61,259
Operating lease right-of-use assets, net	9,579	10,353
Intangible assets, net	1,108,776	1,186,936
Goodwill	3,030,013	3,030,013
Deferred costs	77,177	65,811
Other long-term assets	7,549	6,552
Total assets	$4,566,881	$4,582,974
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$50,747	$45,484
Accrued compensation	23,032	23,286
Aggregated funds payable	11,987	9,659
Other accrued expenses	11,298	10,923
Deferred revenue	10,320	10,935
Current portion of long-term debt	12,577	17,454
Related party current portion of long-term debt	332	529
Current portion of operating lease liabilities	4,711	4,398
Current portion of finance lease liabilities	862	821
Total current liabilities	125,866	123,489
Long-term liabilities
Deferred tax liability	130,594	174,480
Long-term debt, net, less current portion	1,301,208	2,134,920
Related party long-term debt, net, less current portion	32,882	64,758
Operating lease liabilities, net of current portion	12,327	14,278
Finance lease liabilities, net of current portion	11,750	12,194
Deferred revenue–LT	5,878	6,173
Other long-term liabilities	278	2,750
Total liabilities	1,620,783	2,533,042
Commitments and contingencies (Note 18)
Stockholders’ equity
Preferred stock $0.01 par value - 100,000,000 and zero shares authorized as of June 30, 2024 and December 31, 2023, respectively; zero shares issued or outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock $0.01 par value - 2,500,000,000 and 227,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 166,659,634 and 121,679,902 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,667	1,217
Additional paid-in capital	3,178,697	2,234,688
Accumulated other comprehensive income (loss)	11,126	15,802
Accumulated deficit	(245,392)	(201,775)
Total stockholders’ equity	2,946,098	2,049,932
Total liabilities and stockholders’ equity	$4,566,881	$4,582,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Unaudited Condensed Consolidated Statements of Operations (in Thousands, Except for Share and Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$234,543	$195,969	$459,335	$387,052
Operating expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	80,451	60,500	155,643	119,656
Sales and marketing	45,715	31,413	79,495	61,377
General and administrative	39,955	14,478	66,090	29,159
Research and development	15,901	8,249	26,221	16,575
Depreciation and amortization	44,276	44,140	88,450	88,106
Total operating expenses	226,298	158,780	415,899	314,873
Income from operations	8,245	37,189	43,436	72,179
Other expense
Interest expense	(49,195)	(49,145)	(105,007)	(96,291)
Related party interest expense	(1,346)	(2,001)	(2,718)	(4,355)
Loss before income taxes	(42,296)	(13,957)	(64,289)	(28,467)
Income tax benefit	(14,611)	(3,147)	(20,672)	(7,034)
Net loss	$(27,685)	$(10,810)	$(43,617)	$(21,433)
Net Income per share:
Basic	$(0.21)	$(0.09)	$(0.34)	$(0.18)
Diluted	$(0.21)	$(0.09)	$(0.34)	$(0.18)
Weighted-average shares outstanding:
Basic	133,527,766	121,676,273	127,601,532	121,674,361
Diluted	133,527,766	121,676,273	127,601,532	121,674,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Unaudited Condensed Consolidated Statements of Comprehensive Loss (in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(27,685)	$(10,810)	$(43,617)	$(21,433)
Other comprehensive income, before tax:
Interest rate swaps	(5,944)	8,784	(6,184)	995
Income tax effect:
Interest rate swaps	1,443	(2,065)	1,508	(245)
Other comprehensive income (loss), net of tax	(4,501)	6,719	(4,676)	750
Comprehensive income (loss), net of tax	$(32,186)	$(4,091)	$(48,293)	$(20,683)
(1)Amounts reclassified out of accumulated other comprehensive income (loss) into net interest expense included $8,695 and $7,803 for the three months ended June 30, 2024 and 2023, respectively, and included $17,297 and $14,096 for the six months ended June 30, 2024 and 2023, respectively.
(2)The income tax effects of amounts reclassified out of accumulated other comprehensive income (loss) were ($2,111) and ($1,835) for the three months ended June 30, 2024 and 2023, respectively, and were ($4,200) and ($3,314) for the six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Three months ended June 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at March 31, 2024	121,659,634	$1,217	$2,236,350	$15,627	$(217,707)	$2,035,487
Share-based compensation	—	—	37,390	—	—	37,390
Settlement of common stock options, net of stock option exercises	—	—	(11)	—	—	(11)
Capital distributions	—	—	(99)	—	—	(99)
Issuance of common stock in initial public offering, net of issuance costs	45,000,000	450	905,067	—	—	905,517
Net loss	—	—	—	—	(27,685)	(27,685)
Other comprehensive income	—	—	—	(4,501)	—	(4,501)
Balances at June 30, 2024	166,659,634	$1,667	$3,178,697	$11,126	$(245,392)	$2,946,098

	Three months ended June 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at March 31, 2023	121,673,973	$1,218	$2,227,853	$23,869	$(161,064)	$2,091,876
Share-based compensation	—	—	2,148	—	—	2,148
Settlement of common stock options, net of stock option exercises	17,193	—	198	—	—	198
Repurchase of shares	(17,314)	(1)	(687)	—	—	(688)
Net loss	—	—	—	—	(10,810)	(10,810)
Other comprehensive income	—	—	—	6,719	—	6,719
Balances at June 30, 2023	121,673,852	$1,217	$2,229,512	$30,588	$(171,874)	$2,089,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Six months ended June 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2023	121,679,902	$1,217	$2,234,688	$15,802	$(201,775)	$2,049,932
Share-based compensation	—	—	39,918	—	—	39,918
Settlement of common stock options, net of stock option exercises	2,420	1	(34)	—	—	(33)
Repurchase of shares	(22,688)	(1)	(843)	—	—	(844)
Capital distributions	—	—	(99)	—	—	(99)
Issuance of common stock in initial public offering, net of issuance costs	45,000,000	450	905,067	—	—	905,517
Net loss	—	—	—	—	(43,617)	(43,617)
Other comprehensive income	—	—	—	(4,676)	—	(4,676)
Balances at June 30, 2024	166,659,634	$1,667	$3,178,697	$11,126	$(245,392)	$2,946,098

	Six months ended June 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2022	121,670,948	$1,217	$2,225,618	$29,838	$(150,441)	$2,106,232
Share-based compensation	—	—	4,298	—	—	4,298
Settlement of common stock options, net of stock option exercises	20,218	1	283	—	—	284
Repurchase of shares	(17,314)	(1)	(687)	—	—	(688)
Net loss	—	—	—	—	(21,433)	(21,433)
Other comprehensive income	—	—	—	750	—	750
Balances at June 30, 2023	121,673,852	$1,217	$2,229,512	$30,588	$(171,874)	$2,089,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Unaudited Condensed Consolidated Statements of Cash Flows (in Thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(43,617)	$(21,433)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	88,450	88,106
Share-based compensation	39,497	4,298
Provision for bad debt expense	1,055	1,097
Loss on extinguishment of debt	19,016	—
Deferred income taxes	(42,377)	(26,111)
Amortization of debt discount and issuance costs	2,646	5,219
Other	(99)	—
Changes in:
Accounts receivable	(22,932)	(392)
Income tax refundable	(4,371)	4,351
Prepaid expenses and other current assets	(2,319)	(2,808)
Deferred costs	(10,945)	(7,548)
Other long-term assets	(442)	(293)
Accounts payable and accrued expenses	4,392	7,181
Deferred revenue	(910)	(469)
Operating lease right-of-use assets and lease liabilities	(864)	(789)
Other long-term liabilities	—	42
Net cash provided by operating activities	26,180	50,451
Cash flows from investing activities
Purchase of property and equipment and capitalization of internally developed software costs	(12,428)	(9,482)
Net cash used in investing activities	(12,428)	(9,482)
Cash flows from financing activities
Change in aggregated funds liability	2,327	1,150
Proceeds from equity offering, net of underwriting discounts	914,288	—
Payments of third-party IPO issuance costs	(1,982)	—
Repurchase of shares	(844)	(687)
Proceeds from exercise of common stock	(33)	283
Proceeds from issuances of debt, net of creditor fees	535,209	—
Payments on debt	(1,425,874)	(8,991)
Third-party fees paid in connection with issuance of new debt	(1,410)	—
Finance lease liabilities paid	(403)	(411)
Net cash provided by (used in) financing activities	21,278	(8,656)
Increase in cash and cash equivalents during the period	35,030	32,313
Cash and cash equivalents and restricted cash–beginning of period	45,428	72,636
Cash and cash equivalents and restricted cash–end of period	$80,458	$104,949
Supplemental disclosures of cash flow information
Interest paid	$82,264	$94,648
Cash taxes paid (refunds received), net	26,141	5,559
Non-cash investing and financing activities
Fixed asset purchases in accounts payable	363	420
Unpaid third-party IPO issuance costs	1,354	—
Reconciliation of Balance Sheet Cash Accounts to Cash Flow Statement
Balance sheet
Cash and cash equivalents	68,375	95,738
Restricted cash	12,083	9,211
Total	80,458	104,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business

Waystar Holding Corp. (“Waystar”, “we” or “our”) is a provider of mission-critical cloud technology to healthcare organizations. Our enterprise-grade platform transforms the complex and disparate processes comprising healthcare payments received by healthcare providers from payers and patients, from pre-service engagement through post-service remittance and reconciliation. Our platform enhances data integrity, eliminates manual tasks, and improves claim and billing accuracy, which results in better transparency, reduced labor costs, and faster, more accurate reimbursement and cash flow. The market for our solutions extends throughout the United States and includes Puerto Rico and other U.S. Territories.

Risks and Uncertainties—We are subject to risks common to companies in similar industries, including, but not limited to, our operation in a highly competitive industry, our ability to retain our existing clients and attract new clients, our ability to establish and maintain strategic relationships, the growth and success of our clients and overall healthcare transaction volumes, consolidation in the healthcare industry, our selling cycle of variable length to secure new client agreements, our implementation cycle that is dependent on our clients’ timing and resources, our ability to develop and market new solutions, or enhance our existing solutions, to respond to technological changes or evolving industry standards, the interoperability, connectivity, and integration of our solutions with our clients’ and their vendors’ networks and infrastructures, the performance and reliability of internet, mobile, and other infrastructure, the consequences if we cannot obtain, process, use, disclose, or distribute the highly regulated data we require to provide our solutions, impact of government regulations on our market, and our reliance on certain third-party vendors and providers.

On occasion, we enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent, or other intellectual property infringement claim by any third-party with respect to its technology. The terms of these indemnification agreements are generally perpetual any time after the execution of the agreement. The maximum potential future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in the future but have not yet been made. Historically, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

We have entered into agreements with our directors or officers that may require us to indemnify them against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from their willful misconduct.

No liability associated with such indemnifications was recorded as of June 30, 2024 and December 31, 2023.

Reverse Stock Split

On May 15, 2024, we effected a 0.605-for-1 reverse stock split of our common stock and a 0.605-for-1 reverse stock split of our Class A common stock. The reverse stock split did not result in an adjustment to the par value of common stock or Class A common stock. The reverse stock split was originally made effective on May 15, 2024 with a 0.62-for-1 ratio and this was retroactively amended on May 22, 2024 which updated the ratio to 0.605-for-1. All references in the accompanying condensed consolidated financial statements and related Note 13, Note 15, and Note 17 have been updated to reflect the effects of the reverse stock split at the amended 0.605-for-1 ratio. The number of shares of common stock, Class A common stock, additional paid-in-capital, options to purchase common stock, and loss per share amounts, which are presented and disclosed in the financial statements and aforementioned footnotes, have been restated on a retroactive basis for all periods presented to reflect the effects of this action.

Initial Public Offering

In June 2024, we completed our initial public offering (“IPO”) in which we issued and sold 45,000,000 shares of our common stock at $21.50 per share. We received total proceeds of $914.3 million after deducting the underwriters’ discounts and commissions of $53.2 million. Deferred offering costs, which consist of direct incremental legal, accounting and other third-party fees that are directly related to the IPO, were capitalized and offset against proceeds upon the consummation of the IPO. Through the date of the IPO, we had capitalized $8.8 million of deferred offering costs, of which $1.4 million were unpaid as of June 30, 2024. These costs were offset against proceeds upon the consummation of the IPO.

As part of the IPO we granted the underwriters the right, for a period of 30 days from the date of the prospectus, to purchase up to 6,750,000 additional shares of common stock from us at the initial public offering price less the underwriting discount.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

We used the net proceeds from the IPO to repay $909.1 million of outstanding principal indebtedness under our First Lien Credit Facility. See Note 10 below for details.

2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The financial statements include the consolidated balance sheets, statements of operations, statements of comprehensive loss, statements of changes in stockholders’ equity, and statements of cash flows of Waystar and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023 in the prospectus filed with the SEC on June 6, 2024 (the “Prospectus”).

We operate as a single business unit. As such, we report our results as a single operating segment that encompasses our entire organization.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) revenue recognition, including estimated expected customer life; (2) recoverability of accounts receivable and taxes receivable; (3) impairment assessment of goodwill and long-lived intangible assets; (4) fair value of intangibles acquired in business combinations; (5) litigation reserves; (6) depreciation and amortization; (7) fair value of stock options issued to employees and assumed as part of business combinations; (8) fair value of interest rate swaps; and (9) leases, including incremental borrowing rate. Future events and their effects cannot be predicted with certainty, and accordingly, accounting estimates require the exercise of judgment. We evaluate and update assumptions and estimates on an ongoing basis and may employ outside experts to assist in evaluations. Actual results could differ from the estimates used.

Revenue Recognition

We derive revenue primarily from providing access to our solutions for use in the healthcare industry and in doing so generate two types of revenue: (i) subscription revenue and (ii) volume-based revenue, which account for 99% of total revenue for all periods presented. We also derive revenue from implementation fees for our software, as well as hardware sales to facilitate patient payments.

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), through the following five steps:

●	identification of the contract, or contracts, with a client;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation

Our customers, referred to as clients elsewhere in this report, represent healthcare providers across all types of care settings, including physician practices, clinics, surgical centers, and laboratories, as well as large hospitals and health systems.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The length of our contracts vary but are typically two to three years and generally renew automatically for successive one-year terms. Our revenue is reported net of applicable sales and use tax and is recognized as, or when, control of these services or products are transferred to clients, in an amount that reflects the consideration we expect to be entitled to in exchange for the contract’s performance obligations.

Revenue from our subscription services as well as from our volume-based services represents a single promise to provide continuous access (i.e., a stand-ready obligation) to our software solutions in the form of a service. Our software products are made available to our clients via a cloud-based, hosted platform where our clients do not have the right or practical ability to take possession of the software. As each day of providing access to the software solutions is substantially the same and the client simultaneously receives and consumes the benefits as services are provided, these services are viewed as a single performance obligation comprised of a series of distinct daily services.

Revenue from our subscription services is recognized over time on a ratable basis over the contract term beginning on the date that the service is made available to the client. Volume-based services are priced based on transaction, dollar volume or provider count in a given period. Given the nature of the promise is based on unknown quantities or outcomes of services to be performed over the contract term, the volume-based fee is determined to be variable consideration. The volume-based transaction fees are recognized each day using a time- elapsed output method based on the volume or transaction count at the time the clients’ transactions are processed.

Our other services are generally related to implementation activities across all solutions and hardware sales to facilitate patient payments. Implementation services are not considered performance obligations as they do not provide a distinct service to clients without the use of our software solutions. As such, implementation fees related to our solutions are billed upfront and recognized ratably over the contract term. Implementation fees and hardware sales represent less than 1% of total revenue for all periods presented.

Our contracts with clients typically include various combinations of our software solutions. Determining whether such software solutions are considered distinct performance obligations that should be accounted for separately versus together requires significant judgment. Specifically, judgment is required to determine whether access to the Company’s SaaS solutions is distinct from other services and solutions included in an arrangement.

We follow the requirements of ASC 606-10-55-36 through -40, Revenue from Contracts with Customers, Principal Agent Considerations, in determining the gross versus net revenue presentations for our performance obligations in the contract with a client. Revenue recorded where we act in the capacity of a principal is reported on a gross basis equal to the full amount of consideration to which we expect in exchange for the good or service transferred. Revenue recorded where we act in the capacity of an agent is reported on a net basis, exclusive of any consideration provided to the principal party in the transaction.

The principal versus agent evaluation is a matter of judgment that depends on the facts and circumstances of the arrangement and is dependent on whether we control the good or service before it is transferred to the client or whether we are acting as an agent of a third party. This evaluation is performed separately for each performance obligation identified. For the majority of our contracts, we are considered the principal in the transaction with the client and recognize revenue gross of any related channel partner fees or costs. We have certain agency arrangements where third parties control the goods or services provided to a client and we recognize revenue net of any fees owed to these third parties.

Payment terms and conditions vary by contract type, although our standard payment terms generally require payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of payment, we have determined our contracts do not generally include a significant financing component. The primary purpose of our invoicing terms is to provide clients with simplified and predictable ways of purchasing our products and services, not to receive financing from our clients or to provide clients with financing.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Contract Costs

Incremental Costs of Obtaining a Contract

Incremental costs of obtaining a contract primarily include commissions paid to our internal sales personnel. We consider all such commissions to be both incremental and recoverable since they are only paid when a contract is secured. These capitalized costs are amortized on a straight-line basis over the expected period of benefit, which is determined based on the average customer life, which includes anticipated renewals of contracts. As of June 30, 2024 and December 31, 2023, the total unamortized costs reported as deferred costs on our balance sheet amounted to $28.3 million and $22.8 million, respectively, for internal sales commissions. For the three months ended June 30, 2024 and 2023, amortization related to the sales commission asset was $2.6 million and $1.8 million, respectively. For the six months ended June 30, 2024 and 2023, amortization related to the sales commission asset was $5.0 million and $3.5 million, respectively. The aforementioned amortization amounts are included in sales and marketing in our consolidated statements of operations.

Costs to Fulfill a Contract

We capitalize costs incurred to fulfill contracts that i) relate directly to the contract, ii) are expected to generate resources that will be used to satisfy performance obligations under the contract, and iii) are expected to be recovered through revenue generated under the contract. Costs incurred to implement clients on our solutions (e.g., direct labor) are capitalized and amortized on a straight-line basis over the estimated customer life if we expect to recover those costs. As of June 30, 2024 and December 31, 2023, the total unamortized costs reported as deferred costs on our balance sheet amounted to $48.8 million and $43.0 million, respectively, for fulfillment costs. For the three months ended June 30, 2024 and 2023, amortization related to the fulfillment cost asset was $3.0 million and $2.1 million, respectively. For the six months ended June 30, 2024 and 2023, amortization related to the fulfillment cost asset was $5.7 million and $4.0 million, respectively. The aforementioned amortization amounts are included in the costs of revenue in our consolidated statements of operations.

There were no impairment losses relating to deferred costs during the periods presented.

Channel Partners

We account for fees paid to channel partners within sales and marketing expenses in the accompanying statements of operations. For the three months ended June 30, 2024 and 2023, we recorded fees to all channel partners of $16.1 million and $13.0 million, respectively. For the six months ended June 30, 2024 and 2023, we recorded fees to all channel partners of $30.6 million and $25.8 million, respectively. As we are primarily responsible for contracting with and fulfilling contracts for the end user, we record revenue gross of related channel partner fees.

Deferred Offering Costs

We capitalize within other assets certain legal, accounting and other third-party fees that are directly related to our in-process equity financings, including the planned initial public offering, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. Through June 6, 2024, the effective date of our Prospectus, we had capitalized $8.8 million of deferred offering costs, which were charged to shareholders’ equity upon the completion of the IPO (see Note 1). As of December 31, 2023, deferred offering costs capitalized were $5.4 million.

Goodwill

We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

We account for goodwill under the provisions of ASC 350, Intangibles—Goodwill and Other. Goodwill is evaluated for impairment annually on October 1st or whenever there is an impairment indicator. There was no impairment to goodwill during the six months ended June 30, 2024 and 2023, respectively. Refer to Note 6 for more information on goodwill.

Debt Issuance Costs

Debt issuance costs, net of amortization, are reflected on our balance sheet as a direct reduction in the carrying amount of our long-term debt. In addition, debt issuance costs, net of amortization, related to our revolver debt are included in other assets. Debt issuance costs include fees paid to creditors and third party fees incurred for the issuance of new debt. Debt issuance costs are amortized over the respective term of the debt instruments using the effective interest method, and amortization charges are included in interest expense.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting-Improvements to Reportable Segment Disclosures.” The standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. For public business entities, the ASU will be effective for annual periods beginning after December 15, 2023. The guidance will be applied retrospectively unless it is impracticable to do so. Early adoption is permitted. We are currently evaluating the effect of the adoption of this amendment on our consolidated and condensed consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures”, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities, the ASU will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. We are currently evaluating the effect of the adoption of this amendment on our consolidated and condensed consolidated financial statements.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue type and the timing of revenue recognition (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Recognition	2024	2023	2024	2023
Subscription revenue	Over time	$112,349	$99,378	$218,428	$195,768
Volume-based revenue	Over time	120,900	95,771	238,044	189,776
Implementation services and other revenue	Various	1,294	820	2,863	1,508
Total revenues		$234,543	$195,969	$459,335	$387,052

Contract Liabilities

We derive our revenue from contracts with clients primarily through subscription fees and volume-based fees. Our payment terms with the client generally comprise an initial payment for implementation services, which includes client enrollment and the setup of contracted solutions on our platform. These implementation fees are due upon contract execution. Additionally, subscription fees are earned on an ongoing basis, which are invoiced monthly.

Client payments received in advance of fulfilling the corresponding performance obligations are recorded as contract liabilities. Implementation fees are recognized over the customer life, with any unrecognized amounts deferred as contract liabilities. These amounts are reported as deferred revenue on our consolidated balance sheet.

The following table presents activity impacting deferred revenue balances (in thousands):

	June 30,	December 31,
	2024	2023
Beginning balance	$17,108	$16,454
Revenue recognized	(9,532)	(9,900)
Additional amounts deferred	8,622	10,554
Ending balance	$16,198	$17,108

Transaction Price Allocated to Remaining Performance Obligations

At June 30, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the next 12 months and greater than 12 months was $48.4 million and $35.1 million, respectively.

The transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less. Additionally, the balance does not include variable consideration that is allocated entirely to wholly unsatisfied promises that form part of a single performance obligation comprised of a series of distinct daily services.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations and changes in the timing and scope of contracts, arising from contract modifications.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Fair Value Measurements and Disclosures

The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
June 30, 2024
Financial assets:
Interest rate swaps	Other current assets; other long-term assets	$14,694	$—	$14,694	$—
December 31, 2023
Financial assets:
Interest rate swaps	Other current assets	$23,350	$—	$23,350	$—
Financial liabilities:
Interest rate swaps	Other long-term liabilities	$2,472	$—	$2,472	$—

The fair values of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected SOFR. The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities. The carrying value of our first lien term loan facility was $1,290.9 million and $1,730.8 million compared to a fair value of $1,290.9 million and $1,735.1 million at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, there is no balance for our second lien term loan facility given the paydown outlined below in Note 10. The carrying value of our second lien term loan facility approximated fair value at December 31, 2023. There were no transfers in or out of Level 3 during the periods presented.

As of June 30, 2024 and December 31, 2023, the carrying value of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. Swaps are Level 2 instruments whose fair value is derived from discounted cash flows adjusted for nonperformance risk.

5. Property and Equipment, Net

The balances of the major classes of property and equipment are as follows (in thousands):

	June 30, 2024	December 31, 2023
Building	$19,653	$19,653
Computer hardware	38,546	35,006
Capitalized internal-use software	31,477	25,567
Purchased computer software	22,536	22,079
Furniture and fixtures	3,100	2,980
Office equipment	231	211
Leasehold improvements	8,352	8,255
Capital lease asset	2,994	2,994
Construction in progress	—	15
Internal-use software in progress	15,564	13,626
	142,453	130,386
Accumulated depreciation	(79,418)	(69,127)
	$63,035	$61,259

Depreciation of fixed assets, including the amortization of capitalized software, for the three months ended June 30, 2024 and 2023 was $5.2 million and $3.8 million, respectively. Depreciation of fixed assets, including the amortization of capitalized software, for the six months ended June 30, 2024 and 2023 was $10.3 million and $7.5 million, respectively.

We capitalized $4.0 million and $7.8 million in software development costs for the three and six months ended June 30, 2024, respectively. Amortization of capitalized software was $2.4 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, and was $4.7 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively. The net

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

book value of capitalized software development costs was $26.5 million and $23.4 million as of June 30, 2024 and December 31, 2023, respectively.

There were no impairments of property and equipment for the three and six months ended June 30, 2024 and 2023, respectively.

6. Goodwill and Other Intangible Assets

Goodwill has a balance of $3.0 billion as of both June 30, 2024 and December 31, 2023. There were no additions, disposals or impairments to goodwill during the three and six months ended June 30, 2024 and 2023.

Amortization for definite-lived intangible assets is as follows (in thousands, except useful life):

				Weighted-
			Net	Average
	Gross Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Value	Useful Life
As of June 30, 2024
Customer relationships	$1,429,400	$(393,288)	$1,036,112	11.5
Purchased developed technology	301,100	(250,083)	51,017	3.3
Tradenames and trademarks	40,700	(19,053)	21,647	5.2
Total	$1,771,200	$(662,424)	$1,108,776
As of December 31, 2023
Customer relationships	$1,429,400	$(345,848)	$1,083,552	12.3
Purchased developed technology	301,100	(221,558)	79,542	3.0
Tradenames and trademarks	40,700	(16,857)	23,842	6.0
Total	$1,771,200	$(584,263)	$1,186,936

Amortization expense was $39.1 million and $40.3 million for the three months ended June 30, 2024 and 2023, respectively, and was $78.2 million and $80.6 million for the six months ended June 30, 2024 and 2023, respectively.

7. Leases

Finance lease right-of-use assets of $15.2 million and $16.0 million as of June 30, 2024 and December 31, 2023, respectively, are included in property and equipment, net on the consolidated balance sheet.

The following table presents components of lease expense for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Finance lease cost
Amortization of right-of-use assets	$397	$396	$794	$793
Interest on lease liabilities	189	201	382	404
Operating lease cost	860	976	1,773	1,847
Variable lease cost	109	(50)	151	100
Short-term lease	159	177	366	446
Total lease cost	$1,714	$1,700	$3,466	$3,590

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Maturities of lease liabilities as of June 30, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$2,712	$787
2025	5,239	1,604
2026	4,342	1,641
2027	2,004	1,678
2028	1,845	1,714
Thereafter	2,764	9,309
Total future minimum lease payments	18,906	16,733
Less: Interest	1,868	4,121
Total	$17,038	$12,612

Supplemental cash flow information related to leases for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,295	$1,373	$2,637	$2,636
Financing cash flows for financing leases	394	387	785	843
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$594	$—	$594	$1,768

Supplemental balance sheet information related to leases as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	4.4	4.9
Financing leases	9.6	10.1
Weighted average discount rate:
Operating leases	4.6	4.4
Financing leases	5.9	5.9

8. Income Taxes

We recognized income tax benefit of $14.6 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively, based on the quarter-to-date pre-tax income. We recognized income tax benefit of $20.7 million and $7.0 million for the six months ended June 30, 2024 and 2023, respectively, based on the year-to-date pre-tax income. The Company’s effective income tax rate was 34.7% and 22.0% for the three months ended June 30, 2024 and 2023, respectively, and was 32.2% and 24.4% for the six months ended June 30, 2024 and 2023, respectively. Differences in the effective tax and statutory federal income tax rate of 21% are driven by state income taxes, research and development credit claimed, and offset by permanent differences.

9. Accounts Receivable Securitization

As of June 30, 2024 and December 31, 2023, we had $70 million outstanding under a receivables financing agreement with a counterparty as the lender, which provides for a three-year receivables facility with a limit of $80 million (the “Receivables Facility”). Pursuant to the Receivables Facility, we sell and/or contribute current and future receivables to Waystar RC, LLC as the Special Purpose Entity (“SPE”). The SPE, in turn, pledges its interests in the receivables to the counterparty, which either makes loans or issues letters of credit on behalf of the SPE. All receivables remain on our balance sheet as they continue to be the property of our consolidated entities under the securitization.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

The interest rate under the Receivables Facility is 2.36% per annum above the SOFR rate with a minimum base of 0%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the Receivables Facility is paid monthly in arrears. At June 30, 2024, the effective interest rate for the Receivables Facility is 7.70%.

All principal under the Receivables Facility is due on October 31, 2026.

The Receivables Facility contains certain covenants which, among other things, require we maintain certain collection thresholds with respect to our accounts receivable. We were in compliance with all such debt covenants during the periods presented.

10. Debt

On February 9, 2024, we executed the Eighth Amendment to the First Lien Credit Agreement whereby we extended the maturity date of the First Lien Credit Facility to October 22, 2029 and refinanced the outstanding balance of the facility resulting in a new outstanding loan balance of $2.2 billion (“February 2024 First Lien Refinancing”). We utilized proceeds from the amended First Lien Credit Facility to paydown the remaining principal and interest on the Second Lien Credit Facility (“February 2024 Second Lien Paydown”).

In connection with the closing of the IPO in June 2024 (See Note 1), we repaid $909.1 million outstanding principal and $2.8 million accrued interest on our First Lien Credit Facility. Subsequent to this paydown, the remaining principal outstanding on the First Lien Credit Facility is $1.29 billion (“June 2024 First Lien Paydown”).

Additionally on June 27, 2024, we entered into the Ninth Amendment to the First Lien Credit Agreement whereby the outstanding balance was repriced bearing an interest rate of 2.75% per annum above the SOFR rate with a minimum base of 0.00% (“June 2024 First Lien Repricing”). The Ninth Amendment did not effectuate changes to any other terms of the agreement.

Debt instruments consist primarily of term notes, revolving lines of credit, and a Receivables Facility as follows (in thousands):

	June 30,	December 31,
	2024	2023
First lien term loan facility outstanding debt	$1,290,900	$1,730,816
Second lien term loan facility outstanding debt	—	448,000
Receivables facility outstanding debt	70,000	70,000
Total outstanding debt	1,360,900	2,248,816
Unamortized debt issuance costs	(13,901)	(31,155)
Current portion of long-term debt	(12,909)	(17,983)
Total long-term debt, net	$1,334,090	$2,199,678

The maturity of long-term principal payments (excluding debt discount) at June 30, 2024 is as follows (in thousands):

2024	$6,455
2025	12,909
2026	82,909
2027	12,909
2028	12,909
Thereafter	1,232,809
$1,360,900

As of June 30, 2024 and December 31, 2023, there is no outstanding balance on our revolving credit facility. The interest rate under the revolving credit facility is 3.00% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. At June 30, 2024, the effective interest rate for the revolving credit facility is 8.34%.

The interest rate under the amended First Lien Credit Facility is 2.75% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the First Lien Credit Facility is paid monthly in arrears. At June 30, 2024, the effective interest rate for First Lien Credit Facility is 8.34%.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Principal on the First Lien Credit Facility is payable in 21 equal quarterly installments with the remaining balance to be paid on October 22, 2029. As of June 30, 2024, there are 21 payments remaining. The First Lien Credit Agreement contains certain covenants which, among other things, restrict our ability to incur additional indebtedness. We were in compliance with such debt covenants as of June 30, 2024.

In connection with the February 2024 First Lien Refinancing, we capitalized creditor fees of $2.8 million and $1.4 million of third-party fees in connection with the issuance of new debt. Additionally, we recorded $10.3 million in third party fees that were expensed immediately, which were recorded in general and administrative expense in our condensed consolidated statements of operations. As part of the February 2024 Second Lien Paydown, we recorded a loss on extinguishment of $8.0 million for the three and six months ended June 30, 2024. As part of the February 2024 First Lien Refinancing, we recorded a loss on extinguishment $0.9 million for the six months ended June 30, 2024. Losses on extinguishment were recorded within interest expense in our condensed consolidated statements of operations.

In connection with the June 2024 First Lien Paydown, we recorded a loss on extinguishment of $9.8 million for the three and six months ended June 30, 2024. As part of the June 2024 First Lien Repricing, we recorded $2.5 million in third party fees that were expensed immediately, which were recorded in general and administrative expenses in our condensed consolidated statements of operations. We also recorded a loss on extinguishment of $0.3 million for the three and six months ended June 30, 2024 related to the June 2024 First Lien Repricing.

We had unamortized debt issuance costs of $13.9 million and $31.2 million as of June 30, 2024 and December 31, 2023, respectively.

In connection with the Revolving Credit Facility, unamortized debt issuance costs were $2.1 million and $2.4 million as of June 30, 2024 and December 31, 2023, respectively.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Derivative Financial Instruments

To mitigate the risk of a rise in interest rates on the First Lien Credit Facility, we entered into two interest rate swaps on October 13, 2021 and January 13, 2023. We attempt to minimize our interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative instruments. The interest rate swaps mitigate the exposure on the variable component of interest on our First Lien Credit Facility. Our swaps are entered into with financial institutions that participate in the First Lien Credit Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.

As of June 30, 2024 and December 31, 2023, we have the following interest rate swap agreements designated as a hedging instruments:

Effective Dates	Floating Rate Debt	Fixed Rates
October 29, 2021 through October 31, 2024	$604.1 million	0.67%
January 31, 2023 through January 31, 2026	$506.7 million	3.87%

The gain or loss on the swaps is recognized in accumulated other comprehensive loss and reclassified into earnings as adjustments to interest expense in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The effect of derivative instruments designated as hedging instruments on the accompanying consolidated financial statements is as follows (in thousands):

				Total interest
	Amount of Gain or	Location of Gain or	Amount of Gain or	Expense on
	(Loss) Recognized	(Loss) Reclassified	(Loss) Reclassified	Consolidated
	in AOCI/AOCL on	from AOCI/AOCL	from AOCI/AOCL	Statements of
Derivatives - Cash Flow Hedging Relationships	Derivative	into Income	into Income	Operations
Interest rate swaps:
Three months Ended June 30, 2024	$(4,501)	Interest expense	$8,695	$(50,541)
Three months Ended June 30, 2023	$6,719	Interest expense	$7,803	$(51,146)
Six months Ended June 30, 2024	$(4,676)	Interest expense	$17,297	$(107,725)
Six months Ended June 30, 2023	$750	Interest expense	$14,096	$(100,646)

The net amount of accumulated other comprehensive income expected to be reclassified to interest income in the next twelve months is $10.5 million.

12. Related Party Transactions

At June 30, 2024 and December 31, 2023, we had $33.2 million and $65.3 million, respectively, of outstanding debt as part of the first lien term loan facility from Bain Affiliated Funds and CPPIB Credit Investments III Inc., affiliates of Bain Capital LP and Canada Pension Plan Investment Board (“Affiliated Debtholders”). Interest expense associated with and paid to Affiliated Debtholders was $1.3 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively, and $2.7 million and $4.4 million for the six months ended June 30, 2024 and 2023, respectively.

Canada Pension Plan Investment Board has an ownership interest in us and a significant interest in the landlord that leases us office space under an operating lease agreement in Houston, Texas. For the three months ended June 30, 2024 and 2023, we expensed $0.1 million and $0.1 million, respectively, and for the six months ended June 30, 2024 and 2023, we expensed $0.1 million and $0.1 million, respectively, for this office space lease in general and administrative expense.

Bain Capital LP has an ownership interest in us and a significant interest in some clients for whom we provide software solutions. For the three months ended June 30, 2024 and 2023, we earned revenue of $0.4 million and $0.4 from four clients, respectively, and for the six months ended June 30, 2024 and 2023, we earned $0.8 million and $0.8 million from four clients, respectively. They also have an ownership interest in us and a significant interest in a vendor that provides us with software solutions. For the three months ended

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024 and 2023, we expensed $0.1 million and $0.1 million, respectively, and for the six months ended June 30, 2024 and 2023, we expensed $0.2 million and $0.2 million, respectively, for software services from this vendor in cost of revenue expense.

13. Common and Preferred Stock

Prior to the IPO, we authorized the issuance of 225,000,000 shares of common stock, par value $0.01 per share and 2,000,000 shares of Class A common stock, par value $0.01 per share. There were 121,243,101 common stock shares issued and outstanding as of December 31, 2023. There were 436,801 Class A common stock shares issued and outstanding as of December 31, 2023. Both common stock and Class A common stock had the same dividend and liquidation rights. However, each share of common stock was entitled to one vote and each share of the Class A common stock was not entitled to a vote.

In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective on June 10, 2024, which authorizes the issuance of 2,500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. The shares of preferred stock have rights and preferences, including voting rights, designated from time to time by the Board of Directors. In connection with the amendment and restatement of the Company’s certificate of incorporation effective on the IPO date, the Class A common stock shares were automatically reclassified as, and became, one share of common stock. There were 166,659,634 common stock shares issued and outstanding as of June 30, 2024. There were no shares of preferred stock issued and outstanding as of June 30, 2024.

14. Retirement Plans

We maintain qualified 401(k) plans which cover substantially all employees meeting certain eligibility requirements. Participants may contribute a portion of their compensation to the plans, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Under these plans, we contribute various percentages of employees’ salaries to the plans. Total expenses included in operating expenses in the accompanying consolidated statement of operations related to the plans were $1.3 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $2.4 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively.

15. Stock-based Compensation

Equity incentive plans

On October 22, 2019, the Board of Directors approved the Waystar Holding Corp. 2019 Stock Incentive Plan (“2019 Waystar Holding Plan”). Under this plan, we can issue up to 9.9 million options or other equity awards. The granted awards contain service criteria, performance criteria, market conditions, or a combination thereof for vesting and have a 10-year contractual term. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. Options with a performance condition and a market condition vest based upon a change in control, initial public offering, or a sponsor distribution or deemed return if the investors have achieved specified levels of return on investment. In addition, as part of a change in control in 2019, 3.8 million fully vested rollover options remain outstanding.

The Board of Directors approved the Waystar Holding Corp. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), effective as of June 6, 2024, the date of pricing of our IPO. Under this plan, we can issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of the Company’s Common Stock, restricted stock units, and other equity-based awards tied to the value of the Company’s shares. Under this plan, we can issue up to 10 million options and other equity awards. The number of shares available to be issued automatically increases on the first day of each fiscal year beginning next year by a number of shares equal to the lesser of the positive difference, if any, between 5% of the outstanding common stock on the last day of the immediately preceding fiscal year, minus the plan share reserve on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. The restricted stock units (“RSUs”) under the 2024 Equity Incentive Plan generally vest over 4 or 5 years with 25% or 20% vesting, respectively, in equal vesting installments. As of June 30, 2024, 4.7 million shares were available for future grants under the plan.

The Board of Directors approved the Waystar Holding Corp. 2024 Employee Stock Purchase Plan (the “ESPP”), effective as of June 6, 2024, the date of pricing of our IPO On June 6, 2024, the effective date of our Prospectus, the Board of Directors approved the Waystar Holding Corp. 2024 Employee Stock Purchase Plan (the “ESPP”). A total of 3,250,000 shares of common stock are initially

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

reserved for the ESPP. The number of shares available to be issued for the ESPP will automatically increase each fiscal year beginning next year by a number of shares equal to the lesser of the positive difference, if any, between 1% of the outstanding common stock on the last day of the immediately preceding fiscal year and the number of shares of common stock available for the issuance of shares pursuant to the plan on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. The number of shares available to be issued for the ESPP will not exceed 27,000,000 as outlined in the plan agreement. As of June 30, 2024, the ESPP has not been made available to employees and no shares have been issued.

Stock Options

We utilize the Black-Scholes option pricing model to estimate the fair value of the service condition options under all plans and the Monte Carlo pricing model to estimate the fair value of the performance condition options under the 2019 Waystar Holding Corp. Plan. We value both types of options at the grant date using the following assumptions:

●	Risk-free interest rate—reflects the average rate on the United States Treasury bond with maturity equal to the expected term of the option;
●	Expected dividend yield—as we do not currently pay dividends or expect to pay dividends in the near future, the expected dividend yield is zero;
●	Expected term of stock award – under the 2024 Equity Incentive Plan, we utilized the simplified method due to the lack of historical experience activity for our Company. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. Under the 2019 Waystar Holding Corp. Plan, it is based on historical experience that is modified based on expected future changes;
●	Expected volatility in stock price—reflects the historical volatility of comparable public companies over the expected term of the stock option.

The weighted average grant date fair value of options granted during the three months ended June 30, 2024 and 2023 was $12.59 and $19.58 per share, respectively. The weighted average grant date fair value of options granted during the six months ended June 30, 2024 and 2023 was $12.89 and $19.49 per share, respectively. As of June 30, 2024, we had 7.1 million fully vested options with a weighted average exercise price of $10.61 per share, an aggregate intrinsic value of $80.3 million and an average remaining contractual term of 4.4 years. The total fair value of options vested for the three months ended June 30, 2024 and 2023 were $0.5 million and $0.1 million, respectively. The total fair value of options vested for the six months ended June 30, 2024 and 2023 were $1.8 million and $1.3 million, respectively.

We determined the vesting of all our performance condition options became probable as a result of the IPO (see Note 1). Therefore, we recognized an additional $33.1 million of stock-based compensation for the three and six months ended June 30, 2024 as the implicit service period for the awards established at the grant date had elapsed. As of June 30, 2024, there is no remaining unrecognized compensation expense related to the performance condition options issued under the 2019 Waystar Holding Corp. Plan.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Information pertaining to option activity under all plans (including rollover options) during the six months ending June 30, 2024 and 2023 is as follows:

			Weighted
		Weighted average	average
	Number of	exercise price per	remaining
	options	share	contractual life
Outstanding December 31, 2023	13,032,541	$15.20	5.7
Granted	4,003,703	24.20
Exercised	(2,420)	24.47
Forfeited	(58,564)	17.68
Outstanding June 30, 2024	16,975,260	17.31	6.3

			Weighted
		Weighted average	average
	Number of	exercise price per	remaining
	options	share	contractual life
Outstanding December 31, 2022	13,123,170	$15.10	6.6
Granted	105,875	37.20
Exercised	(33,154)	21.21
Forfeited	(101,035)	28.11
Outstanding June 30, 2023	13,094,856	15.16	6.1

The following is a summary of the significant assumptions used in estimating the fair value of options granted the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Risk free interest rate	4.24% - 4.59%	3.77% - 3.92%	3.76% - 4.59%	3.51% - 3.92%
Expected dividend yield	0%	0%	0%	0%
Expected term of stock award	5.0 - 6.5	1.2 - 5	5.0 - 6.5	1.2 - 5
Expected volatility in stock price	49.62% - 51.73%	51.89% - 55%	49.62% - 51.89%	51.80% - 55%

The aggregate intrinsic value of options exercised (the difference between the fair market value of our stock on the date of exercise and the exercise price) was approximately $0.0 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $0.0 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

We expect to incur compensation expense of approximately $61.9 million over a weighted average of 4.0 years for all unvested time-based awards outstanding on June 30, 2024.

RSUs

The RSUs granted on June 10, 2024 in conjunction with the IPO were valued at the IPO price. Subsequent RSU grants will be valued using our common stock price as of the grant date based on the publicly traded value per NASDAQ, and are expensed on a straight-line basis over the applicable vesting period. All vesting is contingent on continued service.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes RSU activity during the three months ended June 30, 2024. There was no RSU activity prior to the three months ended June 30, 2024.

		Weighted
	Number of	average grant
	shares	date fair value
Outstanding March 31, 2024	—	$—
Granted	2,011,651	21.50
Vested	—	—
Forfeited	(4,347)	21.50
Outstanding June 30, 2024	2,007,304	21.50

We expect to incur compensation expense of $42.6 million over a weighted average of 4.5 years for all unvested RSUs outstanding on June 30, 2024.

Stock-based Compensation

We recorded $37.0 million and $2.1 million of stock-based compensation expense for the three months ended June 30, 2024 and 2023, respectively, and $39.5 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively.

Stock-based compensation expense was recorded in the following cost and expense categories in the consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenue	$1,739	$130	$1,861	$414
General and administrative	20,672	1,264	22,211	2,354
Sales and marketing	8,892	452	9,371	943
Research and development	5,666	302	6,054	587
Total	36,969	2,148	39,497	4,298

16. Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Other taxes payable	$4,031	$3,506
Retirement plan payable	609	497
Accrued self insurance claims	879	993
Accrued interest	1,161	1,697
Other	4,618	4,230
Total	$11,298	$10,923

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

17. Loss Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic loss per share:
Net loss	$(27,685)	$(10,810)	$(43,617)	$(21,433)
Net loss attributable to common shares	$(27,685)	$(10,810)	$(43,617)	$(21,433)
Weighted average common stock outstanding–(voting)	133,527,766	121,239,472	127,601,532	121,237,560
Weighted average common stock outstanding–(non-voting)	—	436,801	—	436,801
Basic weighted average common stock outstanding	133,527,766	121,676,273	127,601,532	121,674,361
Basic loss per share	$(0.21)	$(0.09)	$(0.34)	$(0.18)
Diluted loss per share:
Net loss	$(27,685)	(10,810)	$(43,617)	(21,433)
Net loss attributable to common shares	$(27,685)	$(10,810)	$(43,617)	$(21,433)
Weighted average common stock outstanding–(voting)	133,527,766	121,239,472	127,601,532	121,237,560
Weighted average common stock outstanding–(non-voting)	—	436,801	—	436,801
Diluted weighted average common stock outstanding	133,527,766	121,676,273	127,601,532	121,674,361
Diluted loss per share	$(0.21)	$(0.09)	$(0.34)	$(0.18)

Because of their anti-dilutive effect, 3,766,890 and 4,952,703 common share equivalents, calculated using the treasury stock method, comprised of time-based stock options and RSUs have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2024 and 2023, respectively. Additionally, 3,731,340 and 5,204,996 common share equivalents, calculated using the treasury stock method, comprised of time-based stock options and RSUs have been excluded from the diluted earnings per share calculation for the six months ended June 30, 2024 and 2023, respectively. As of the presented periods, our performance condition options are not included in the aforementioned numbers, based on the contingently issuable share guidance, the market condition has not been achieved.

18. Commitments and Contingencies

We may be subject to legal proceedings, claims, asserted or unasserted, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Subsequent Events

We have evaluated subsequent events through August 7, 2024, which is the date of issuance.

On July 5, 2024, pursuant to the 30-day option granted to the underwriters to purchase up to 6,750,000 additional shares of common stock from us at the IPO price less the underwriting discount, the underwriters exercised the right to purchase 5,059,010 additional shares of common stock, resulting in additional net proceeds of $102.8 million after deducting underwriting discounts and commissions of $6.0 million. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period.

On July 12, 2024, utilizing the additional proceeds from the underwriters’ exercise as well as cash on hand, we repaid $110.9 million outstanding principal and $0.4 million accrued interest on our First Lien Credit Facility.

No other significant subsequent events have occurred through the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Waystar Holding Corp. (“Waystar”, the “Company”, “we”, “us”, and “our”) financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Form 10-Q, and the consolidated financial statements and related notes included in the Prospectus. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside the Company’s control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Cautionary Statement Concerning Forward-Looking Statements” above and “Risk factors” in the Prospectus and our other filings with the SEC.

Overview

Waystar provides healthcare organizations with mission-critical cloud software that simplifies healthcare payments. Our enterprise-grade platform streamlines the complex and disparate processes our healthcare provider clients must manage to be reimbursed correctly, while improving the payments experience for providers, patients, and payers. We leverage AI as well as proprietary, advanced algorithms to automate payment-related workflow tasks and drive continuous improvement, which enhances claim and billing accuracy, enriches data integrity, and reduces labor costs for providers.

Our software is used daily by providers of all types and sizes across the continuum of care, including physician practices, clinics, surgical centers, and laboratories, as well as large hospitals and health systems. We currently serve over 30,000 clients of various sizes, representing over one million distinct providers practicing across a variety of care sites, including 18 of the top 22 U.S. News Best Hospitals. Our business model is designed such that as our clients grow to serve more patients, their claims and transactional volumes increase, resulting in corresponding growth in our business. In addition, our clients frequently adopt a greater number of our solutions over time and introduce our solutions across new sites of care. In 2023, we facilitated over five billion healthcare payments transactions, including over $1.2 trillion in gross claims volume, spanning approximately 50% of patients in the United States.

Our platform benefits from powerful network effects. Our cloud-based software is driven by a sophisticated, automated, and curated rules engine, employing AI to generate and incorporate real-time feedback from millions of network transactions processed through our platform each day. Every transaction we process provides additional data insights across providers, patients, and payers, which are embedded in updates that are deployed efficiently across our client base. This results in cumulative benefits to us over time —as we capture more data from each transaction we process, we leverage that data to continue to improve the Waystar platform through embedded machine learning, advanced algorithms, and other in-house AI technologies to deliver added value to our clients. In turn, the more value we create for our clients, the more likely it is that they will continue to use our products, allowing us to continue to capture more data that results in tangible improvements to our platform. As a result, our clients benefit from faster and more efficient performance from software that is evolving to meet ever-changing regulatory and payer requirements, enabling accurate and timely reimbursement.

We have demonstrated an ability to drive recurring, predictable, and profitable growth. Over 99% of our revenue is either recurring subscription or based on highly predictable volumes. For the twelve months ended June 30, 2024, our Net Revenue Retention Rate was 107.5% and we have 1,117 clients as of June 30, 2024 generating over $100,000 over the same twelve month period. For the six months ended June 30, 2024, we generated revenue of $459.3 million (reflecting a 18.7% increase compared to revenue of $387.1 million for the same period in the prior year), net loss of $43.6 million (reflecting a 103.5% increase to net loss compared to net loss of $21.4 million for the same period in the prior year), and Adjusted EBITDA of $186.7 million (reflecting a 12.1% increase compared to Adjusted EBITDA of $166.5 million for the same period in the prior year).

Initial Public Offering

In June 2024, we completed an initial public offering (the “IPO”) of 45,000,000 shares of common stock at a price of $21.50 per share. After underwriting discounts and commissions of $53.2 million, we received total proceeds from the offering of $914.3 million. On July 5, 2024, pursuant to the option granted to the underwriters for a period of 30 days from the date of the Prospectus to purchase up to 6,750,000 additional shares of common stock from us at the IPO price less the underwriting discount, the underwriters exercised the right to purchase 5,059,010 additional shares of common stock, resulting in additional net proceeds of $102.8 million, after deducting underwriting discounts and commissions of $6.0 million. The remaining option to purchase additional shares expired unexercised at the end of the 30 day period. See Item 1, Financial Statements, Note 1 (Business) for more information.

Significant Items Affecting Comparability

We believe that the future growth and profitability of our business, and the comparability of our results from period to period, depend on numerous factors, including the following:

Our Ability to Expand our Relationship with Existing Clients

As our clients grow their businesses and provide more services and see more patients, our volume-based revenues also increase. In addition, our growth in revenues also depends on our ability to sell more products and solutions to existing clients, including through cross-selling as our clients adopt additional Waystar offerings as well as up-selling as our clients leverage our solutions across additional providers and sites of care.

Our Ability to Grow our Client Base

We are focused on continuing to grow our client base, which will depend in part on our ability to continue to maintain our product leadership, invest in our research and development team, and maintain our reputation and brand.

Timing and Number of Acquisitions

Since 2018, we have completed and successfully integrated nine acquisitions, two of which closed in the second half of 2023; HealthPay24 on August 3, 2023; and certain assets of Olive AI, Inc.’s Clearinghouse and Patient Access business on October 31, 2023. The historical results of operations of our acquisitions are only included starting from the date of closing of such acquisition. As a result, our consolidated statements of operations for any given period during which an acquisition closed may not be comparable to future periods, which would include the results of operations of such acquisition for the entirety of such future period.

Impacts of Our Competitor’s Cybersecurity Attack

Following the February 2024 cybersecurity incident involving one of our competitors, more than 30,000 providers, including a significant number of large health systems and ambulatory providers, began adopting our solutions, and we were able to implement our solutions for many of these new clients in as little as 48 hours. This incident and our response to it generated approximately $9 million and $10 million, respectively, in additional revenue in the three and six months ended June 30, 2024 due to increased win rates above our historically competitive rates and associated accelerated implementation timeline.

Impacts of the IPO

●	Debt Repayment. In connection with the closing of the IPO, we repaid $909.1 million outstanding principal amount and $2.8 million accrued interest on our First Lien Credit Facility and incurred debt extinguishment costs of $9.8 million related to the write-off of unamortized debt issuance costs. On July 12, 2024, we utilized the additional proceeds from the sale of additional shares under the option granted to the underwriters, as well as cash on hand, to repay $110.9 million outstanding principal and $0.4 million accrued interest on our First Lien Credit Facility. The debt repayments will result in lower interest expense moving forward, partially offset by losses on extinguishment of debt in the period the debt repayment is made.
●	Stock-Based Compensation Expenses. We expect to recognize stock-based compensation expense of $17.9 million per year over the applicable vesting periods in connection with equity awards granted in connection with the IPO. Such stock-based compensation expense will be reflected in our results of operations from the closing date of the IPO through the applicable vesting periods of such awards. Additionally, we recognized $33.1 million of stock-based compensation expense during the three months ended June 30, 2024 as the vesting of our performance condition options became probable upon the closing of the IPO as the implicit service period for the awards established at the grant date had elapsed.
●	Incremental Public Company Expenses. Following the IPO, we will have begun to incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relation expenses. These costs will generally be expensed under general and administrative expenses.

Components of Results of Operations

Revenue

We primarily generate two types of revenue: (i) subscription revenue and (ii) volume-based revenue, which account for 99% of total revenue for all periods presented. We believe we have high visibility into our volume-based and subscription revenue from existing clients. We refer to the solutions our clients use to better process and understand their payment workflows from payers as provider solutions, and we refer to the products that assist healthcare providers in collecting payments from patients as patient payment solutions. We expect provider solutions will continue to generate the substantial majority of our total revenue, although the revenue mix attributable to patient payment solutions is expected to increase slightly over time.

●	Subscription revenue. Reflects recurring monthly provider count fees and minimum amounts owed. The vast majority of subscription revenue is generated by provider solutions, which constituted approximately 70% of total revenue in each of the three and six months ended June 30, 2024 and 2023.
●	Volume-based revenue. Represents recurring fees associated with transaction count or dollar volumes in excess of minimums. Generally, approximately half of our volume-based revenue is generated from provider solutions that are based on transaction count, with the other half from patient payments solutions that are based on either dollar volumes or transaction count.

We also derive revenue from implementation fees for our software, as well as hardware sales to facilitate patient payments. Our implementation fees are billed upfront and the revenue is recognized ratably over the contract term.

Cost of Revenue (Exclusive of Depreciation and Amortization)

Cost of revenue includes salaries, stock-based compensation, and benefits (“personnel costs”) for our team members who are focused on implementation, support, and other client-focused operations, as well as team members focused on enhancing and developing our platform. Cost of revenue also includes costs for third-party technology such as interchange fees and infrastructure related to the operations of our platform, including communicating and processing patient payments, and services to support the delivery of our solutions. Third-party costs for patient payments solutions are approximately 60% of the revenue generated from these solutions, while third-party costs for provider solutions are approximately 6% to 8% of the associated revenue, in each case, for both the three and six months ended June 30, 2024 and 2023.

Sales and Marketing

Sales and marketing costs consist primarily of personnel costs, internal sales commissions, channel partner fees, travel, and advertising costs.

General and Administrative

General and administrative expenses consist of personnel costs incurred in our corporate service functions such as finance expenses, legal, human resources, and information technology, as well as other professional service costs.

Research and Development

Research and development (“R&D”) costs consist primarily of personnel costs for team members engaged in research and development activities as well as third-party fees. All such costs are expensed as incurred, except for capitalized software development costs.

Depreciation and Amortization

Depreciation and amortization consists of the depreciation of property and equipment and amortization of certain intangible assets, including capitalized software.

Other Expense

Other expense consists primarily of interest expense and related-party interest expense, inclusive of the impact of interest rate swaps.

Income Tax Benefit

Income tax benefit includes current income tax and income tax credits from deferred taxes. Income tax benefit is recognized in profit and loss except to the extent that it relates to items recognized in equity or other comprehensive income, in which case the income tax expense is also recognized in equity or other comprehensive income.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Three months ended June 30,
	2024		2023		Change
($in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue	$234,543	100.0%	$195,969	100.0%	$38,574	19.7%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	80,451	34.3%	60,500	30.9%	19,951	33.0%
Sales and marketing	45,715	19.5%	31,413	16.0%	14,302	45.5%
General and administrative	39,955	17.0%	14,478	7.4%	25,477	176.0%
Research and development	15,901	6.8%	8,249	4.2%	7,652	92.8%
Depreciation and amortization	44,276	18.9%	44,140	22.5%	136	0.3%
Total operating expenses	226,298	96.5%	158,780	81.0%	67,518	42.5%
Income from operations	8,245	3.5%	37,189	19.0%	(28,944)	(77.8)%
Other expense
Interest expense	(49,195)	(21.0)%	(49,145)	(25.1)%	(50)	0.1%
Related party interest expense	(1,346)	(0.6)%	(2,001)	(1.0)%	655	(32.7)%
Loss before income taxes	(42,296)	(18.0)%	(13,957)	(7.1)%	(28,339)	203.0%
Income tax (benefit)	(14,611)	(6.2)%	(3,147)	(1.6)%	(11,464)	364.3%
Net loss	$(27,685)	(11.8)%	$(10,810)	(5.5)%	$(16,875)	156.1%

Revenue

	Three months ended June 30,
	2024		2023		Change
($in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue
Subscription revenue	$112,349	47.9%	$99,378	50.7%	$12,971	13.1%
Volume-based revenue	120,900	51.5%	95,771	48.9%	25,129	26.2%
Services and other revenue	1,294	0.6%	820	0.4%	474	57.8%
Total Revenue	$234,543	100.0%	$195,969	100.0%	$38,574	19.7%

Revenue was $234.5 million for the three months ended June 30, 2024 as compared to $196.0 million for the three months ended June 30, 2023, an increase of $38.6 million, or 19.7%, of which $13.0 million was attributed to subscription revenue from new and existing clients, with $12.0 million generated by provider solutions, and $1.0 million generated from patient payments solutions. Another $25.1 million was attributed to volume-based revenue primarily related to expansion of existing client usage and acquired clients, of which $9.3 million was generated by provider solutions and $15.9 million by patient payments solutions.

Included within the revenue increases over the period is an estimated $9.0 million increase due to our heightened win rates above our historically high rates and accelerated implementation timelines related to the cybersecurity incident involving one of our competitors in February 2024.

Cost of Revenue (Exclusive of Depreciation and Amortization)

Cost of revenue was $80.5 million for the three months ended June 30, 2024 as compared to $60.5 million for the three months ended June 30, 2023, an increase of $20.0 million, or 33.0%. The increase was primarily driven by $14.7 million in increased costs stemming from higher transaction volume and associated third-party costs, including higher platform usage, of which approximately $3.9 million was from costs associated with provider solutions and $10.8 million from patient payments solutions. Additionally, there was a $1.6 million increase in stock-based compensation expense primarily related to the recognition of performance condition options.

Sales and Marketing

Sales and marketing expense was $45.7 million for the three months ended June 30, 2024 as compared to $31.4 million for the three months ended June 30, 2023, an increase of $14.3 million, or 45.5%. The increase was driven by an $8.4 increase in stock-based compensation expense primarily related to the recognition of performance condition options. Additionally, there was an increase in channel partner fees and amortization of the internal sales commission deferred contract costs assets of $4.0 million associated with revenue growth.

General and Administrative

General and administrative expense was $40.0 million for the three months ended June 30, 2024 as compared to $14.5 million for the three months ended June 30, 2023, an increase of $25.5 million, or 176.0%. The increase was driven by a $19.4 million increase in stock-based compensation expense primarily related to the recognition of performance condition options. Additionally, there were third-party fees of $2.4 million expensed as incurred related to the June 2024 debt repricing.

Research and Development

Research and development expense was $15.9 million for the three months ended June 30, 2024 as compared to $8.2 million for the three months ended June 30, 2023, an increase of $7.7 million, or 92.8%. The increase was primarily driven by a $5.4 million increase in stock-based compensation expense primarily related to the recognition of performance condition options.

Depreciation and Amortization

Depreciation and amortization expense was relatively flat with $44.3 million for the three months ended June 30, 2024, as compared to $44.1 million for the three months ended June 30, 2023.

Other Expense

Total interest expense was relatively flat at $50.5 million for the three months ended June 30, 2024 as compared to $51.1 million for the three months ended June 30, 2023.

Income Tax Benefit

Income tax benefit was $14.6 million for the three months ended June 30, 2024, as compared to $3.1 million for the three months ended June 30, 2023, an increase of $11.5 million, or 364.3%. The increase was primarily driven by the increase in pre-tax loss, which was primarily driven by stock-based compensation expense related to the recognition of performance condition options.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Six months ended June 30,
	2024		2023		Change
($in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue	$459,335	100.0%	$387,052	100.0%	$72,283	18.7%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	155,643	33.9%	119,656	30.9%	35,987	30.1%
Sales and marketing	79,495	17.3%	61,377	15.9%	18,118	29.5%
General and administrative	66,090	14.4%	29,159	7.5%	36,931	126.7%
Research and development	26,221	5.7%	16,575	4.3%	9,646	58.2%
Depreciation and amortization	88,450	19.3%	88,106	22.8%	344	0.4%
Total operating expenses	415,899	90.5%	314,873	81.4%	101,026	32.1%
Income from operations	43,436	9.5%	72,179	18.6%	(28,743)	(39.8)%
Other expense
Interest expense	(105,007)	(22.9)%	(96,291)	(24.9)%	(8,716)	9.1%
Related party interest expense	(2,718)	(0.6)%	(4,355)	(1.1)%	1,637	(37.6)%
Loss before income taxes	(64,289)	(14.0)%	(28,467)	(7.4)%	(35,822)	125.8%
Income tax (benefit)	(20,672)	(4.5)%	(7,034)	(1.8)%	(13,638)	193.9%
Net loss	$(43,617)	(9.5)%	$(21,433)	(5.5)%	$(22,184)	103.5%

Revenue

	Six months ended June 30,
	2024		2023		Change
($in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue
Subscription revenue	$218,428	47.6%	$195,768	50.6%	$22,660	11.6%
Volume-based revenue	238,044	51.8%	189,776	49.0%	48,268	25.4%
Services and other revenue	2,863	0.6%	1,508	0.4%	1,355	89.9%
Total revenue	$459,335	100.0%	$387,052	100.0%	$72,283	18.7%

Revenue was $459.3 million for the six months ended June 30, 2024 as compared to $387.1 million for the six months ended June 30, 2023, an increase of $72.3 million, or 18.7%, of which $22.7 million was attributed to subscription revenue from new and existing clients, with $20.4 million generated by provider solutions, and $2.2 million generated from patient payments solutions. Another $48.3 million was attributed to volume-based revenue primarily related to expansion of existing client usage and acquired clients, of which $21.1 million was generated by provider solutions and $27.2 million by patient payments solutions.

Included within the revenue increases over the period is an estimated $10 million increase due to our heightened win rates above our historically high rates and accelerated implementation timelines related to the cybersecurity incident involving one of our competitors in February 2024.

Cost of Revenue (Exclusive of Depreciation and Amortization)

Cost of revenue was $155.6 million for the six months ended June 30, 2024 as compared to $119.7 million for the six months ended June 30, 2023, an increase of $36.0 million, or 30.1%. The increase was primarily driven by $28.1 million in increased costs stemming from higher transaction volume and associated third-party costs, including higher platform usage, of which approximately $9.1 million was from costs associated with provider solutions and $19.0 million from patient payments solutions. Additionally, there was a $3.5 million increase in personnel costs, and a $1.4 million increase in stock-based compensation expense primarily related to the recognition of performance condition options.

Sales and Marketing

Sales and marketing expense was $79.5 million for the six months ended June 30, 2024 as compared to $61.4 million for the six months ended June 30, 2023, an increase of $18.1 million, or 29.5%. The increase was primarily driven by an $8.4 million increase in stock-based compensation expense primarily related to the recognition of performance condition options, and an increase in channel partner fees and amortization of the internal commission deferred contract costs asset of $6.5 million associated with revenue growth.

General and Administrative

General and administrative expense was $66.1 million for the six months ended June 30, 2024 as compared to $29.2 million for the six months ended June 30, 2023, an increase of $36.9 million, or 126.7%. The increase was driven by a $19.9 million increase in stock-based compensation primarily related to the recognition of performance condition options. Additionally, there were third-party fees of $12.8 million expensed as incurred, including $10.3 million related to the debt modification related to the February 2024 refinancing of the First Lien Credit Facility and $2.4 million related to the June 2024 debt repricing.

Research and Development

Research and development expense was $26.2 million for the six months ended June 30, 2024 as compared to $16.6 million for the six months ended June 30, 2023, an increase of $9.6 million, or 58.2%. The increase was driven by a $5.5 million increase in stock-based compensation primarily related to the recognition of performance condition options, and higher personnel costs, net of capitalized expenses, of $4.4 million.

Depreciation and Amortization

Depreciation and amortization expense was relatively flat with $88.5 million for the six months ended June 30, 2024, as compared to $88.1 million for the six months ended June 30, 2023..

Other Expense

Total interest expense was $107.7 million for the six months ended June 30, 2024 as compared to $100.6 million for the six months ended June 30, 2023, an increase of $7.1 million, or 7.0%. The increase was primarily driven by the loss on extinguishment of debt of $8.9 million recognized in connection with refinancing of the First Lien Credit Facility and the complete pay off of the Second Lien Credit Facility in February 2024, as well as a loss on extinguishment of debt of $9.8 million in connection June 2024 First Lien paydown. These were offset by a decrease in our monthly interest payments as our debt balances continued to decrease as a result of paydowns on the principal balance.

Income Tax Benefit

Income tax benefit was $20.7 million for the six months ended June 30, 2024 as compared to $7.0 million for the six months ended June 30, 2023, an increase of $13.6 million, or 193.9%. The increase was primarily due to the increase in pre-tax loss, which was primarily driven by stock-based compensation expense related to the recognition of performance condition options.

Non-GAAP Financial Measures

We present adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income/(loss), and non-GAAP net income/(loss) per share as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes these non-GAAP financial measures are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate, and capital investments. Management uses these to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation, and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone provide.

Adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income / (loss), and non-GAAP net income / (loss) per share are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) or net income (loss) margin as measures of financial performance or cash provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. The presentations of these measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. A reconciliation is provided below for our non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA and Adjusted EBITDA Margin

We define adjusted EBITDA as net loss before interest expense, net, income tax benefit, depreciation and amortization, and as further adjusted for stock-based compensation expense, acquisition and integration costs, asset and lease impairments, costs related to amended debt agreements, and IPO related costs. Adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.

The following table presents a reconciliation of net loss to adjusted EBITDA and net loss margin to adjusted EBITDA margin for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($in thousands)	2024	2023	2024	2023
Net loss	$(27,685)	$(10,810)	$(43,617)	$(21,433)
Interest expense	50,541	51,146	107,725	100,646
Income tax benefit	(14,611)	(3,147)	(20,672)	(7,034)
Depreciation and amortization	44,276	44,140	88,450	88,106
Stock-based compensation expense	36,969	2,148	39,497	4,298
Acquisition and integration costs	206	278	508	1,894
Costs related to amended debt agreements	2,368	—	12,770	—
IPO related costs	1,841	3	2,005	3
Adjusted EBITDA	$93,905	$83,758	$186,666	$166,480
Revenue	$234,543	$195,969	$459,335	$387,052
Net loss margin	(11.8)%	(5.5)%	(9.5)%	(5.5)%
Adjusted EBITDA margin	40.0%	42.7%	40.6%	43.0%

Non-GAAP Net Income / (Loss) and Non-GAAP Net Income / (Loss) Per Share

We define non-GAAP net income as GAAP net income excluding the impact of stock-based compensation, acquisition and integration costs, asset and lease impairments, IPO related costs, and costs related to amended debt agreements. The tax effects of the adjustments are calculated using a management estimated annual effective non-GAAP tax rate of 21%.

Non-GAAP net income / (loss) per share is shown on both a basic and diluted basis and is defined as non-GAAP net income / (loss) divided by the basic or diluted weighted-average shares, respectively.

The following table presents a reconciliation of net loss to non-GAAP net income / (loss) and non-GAAP net income / (loss) per share for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($in thousands)	2024	2023	2024	2023
Net loss	$(27,685)	$(10,810)	$(43,617)	$(21,433)
Stock-based compensation expense	36,969	2,148	39,497	4,298
Acquisition and integration costs	206	278	508	1,894
Costs related to amended debt agreements	2,368	—	12,770	—
IPO related costs	1,841	3	2,005	3
Tax effect of adjustments	(8,691)	(510)	(11,504)	(1,301)
Non-GAAP net income/(loss)	$5,008	$(8,891)	$(341)	$(16,539)

Non-GAAP net income/(loss) per share:
Basic	$0.04	$(0.07)	$(0.00)	$(0.14)
Diluted	$0.04	$(0.07)	$(0.00)	$(0.14)
Weighted-average shares outstanding:
Basic	133,527,766	121,676,273	127,601,532	121,674,361
Diluted	137,294,656	121,676,273	127,601,532	121,674,361

Key Performance Metrics

Net Revenue Retention Rate

We also regularly monitor and review our Net Revenue Retention Rate.

The following table presents our Net Revenue Retention Rate for June 30, 2024 and 2023, respectively:

	Twelve months ended June 30,
($in thousands)	2024	2023
Net Revenue Retention Rate	107.5%	109.7%

Our Net Revenue Retention Rate compares twelve months of client invoices for our solutions at two period end dates. To calculate our Net Revenue Retention Rate, we first accumulate the total amount invoiced during the twelve months ending with the prior period-end, or Prior Period Invoices. We then calculate the total amount invoiced to those same clients for the twelve months ending with the current period-end, or Current Period Invoices. Current Period Invoices are inclusive of upsell, downsell, pricing changes, clients that cancel or chose not to renew, and discontinued solutions with continuing clients. The Net Revenue Retention Rate is then calculated by dividing the Current Period Invoices by the Prior Period Invoices. Our total invoices included in the analysis are greater than 98% of reported revenue. We use Net Revenue Retention Rate to evaluate our ongoing operations and for internal planning and forecasting purposes. Acquired businesses are included in the last-twelve month Net Revenue Retention Rate in the ninth quarter after acquisition, which is the earliest point that comparable post-acquisition invoices are available for both the current and prior twelve-month period.

Customer Count with >$100,000 Revenue

We also regularly monitor and review our count of clients who generate more than $100,000 of revenue.

The following table sets forth our count of clients who generate more than $100,000 of revenue for the periods presented:

	June 30,	June 30,
(For the 12 month period ended)	2024	2023
Customer Count with > $100,000 Revenue	1,117	1,023

Our count of clients who generate more than $100,000 of revenue is based on an accumulation of the amounts invoiced to clients over the preceding twelve months. The invoices for acquired clients are included starting in the first full calendar quarter after the date of acquisition.

Liquidity and Capital Resources

Overview

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short-term and long-term basis are for working capital, capital expenditures, debt service requirements, and investments in future growth, including acquisitions. We have historically funded our operations and acquisitions through our cash and cash equivalents, cash flows from operations, and debt financings. We believe that our existing unrestricted cash on hand, expected future cash flows from operations, and additional borrowings will provide sufficient resources to fund our operating requirements, as well as future capital expenditures, debt service requirements, and investments in future growth for at least the next 12 months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings, or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control, including those described under “Risk factors” in the Prospectus.

On June 30, 2024 and December 31, 2023, we had restricted cash of $12.1 million and $9.8 million, respectively, which consists of cash deposited in lockbox accounts owned by us which are contractually required to be disbursed to participating clients on the following day, as well as cash collected on behalf of healthcare providers from patients that have not yet been remitted to providers. These funds payable are not available for our use and liquidity, and are offset on our balance sheet by an aggregated funds payable liability.

Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, the amount and timing of investments in strategic initiatives, our investments in property, equipment, and software, as well as other factors described under “Risk factors” in the Prospectus. Depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.

Cash Flows

Cash flows from operating, investing, and financing activities for the six months ended June 30, 2024 and June 30, 2023, are summarized in the following table:

	Six months ended June 30,		Change
($in thousands)	2024	2023	Amount	Change
Net cash provided by operating activities	$26,180	$50,451	$(24,271)	(48.1)%
Net cash used by investing activities	(12,428)	(9,482)	(2,946)	31.1%
Net cash provided/ (used) by financing activities	21,278	(8,656)	29,934	NM
Net increase in cash and restricted cash	$35,030	$32,313	$2,717	8.4%

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities were $26.2 million for the six months ended June 30, 2024 as compared to $50.5 million for the six months ended June 30, 2023. The decrease is due to changes in our working capital, specifically our increased Accounts Receivable balance, which aligns with our corresponding increase in revenue. Additionally, the decrease was driven by an increase in cash paid for taxes period over period.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were fairly consistent at $12.4 million for the six months ended June 30, 2024 as compared to $9.5 million for the six months ended June 30, 2023.

Cash Flows Provided By (Used In) Financing Activities

Cash flows provided by financing activities were $21.3 million for the six months ended June 30, 2024 as compared to cash flows used of $8.7 million for the six months ended June 30, 2023. The increase was due to the proceeds from our IPO net of third-party IPO issuance costs (see Note 1 in Financial Statements), as well as the issuance of debt, net of creditor fees (see Note 10 in Financial Statements). These increases were offset by increased payments on our debt compared to the prior period (see Note 10 in Financial Statements).

Indebtedness

Refer to Item 1, Financial Statements, Notes 9 (Accounts Receivable Securitization) and 10 (Debt), for a description of our Credit Facilities.

Critical Accounting Policies and Estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and disclosures of contingent assets and liabilities. Critical accounting policies are those that we consider to be the most important in portraying our financial condition and results of operations and also require the greatest amount of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions.

There have been no material changes to our critical accounting policies and estimates from those disclosed in the Prospectus.

Recent Accounting Pronouncements

Refer to Item 1, Financial Statements, Note 2 (Summary of Significant Accounting Policies).

JOBS Act Election

We are currently an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks arising from transactions in the normal course of our business. Such risks are principally associated with credit risk and interest rate risk.

Credit Risk

Credit risk involves the possibility that a counterparty will not meet its obligations under a financial instrument or client contract, leading to a financial loss. Concentrations of credit risk with respect to our clients are limited due to our diversified client base.

We routinely assess the financial strength of our clients through a combination of third-party financial reports, credit monitoring, publicly available information, and direct communication with those clients. We establish payment terms with clients to mitigate credit risk and monitor its accounts receivable credit risk exposure. However, while we actively seek to ensure credit risk, there can be no assurance that in the future it will be able to obtain credit risk insurance at commercially attractive terms or at all.

Interest Rate Risk

Our exposure to interest rate risk is related to our First Lien Credit Facility, which bears interest at SOFR plus 2.75% as of June 30, 2024. A hypothetical 100 basis point increase or decrease in the current effective rate would have an impact on our interest expense of approximately $5.2 million for the three months ended June 30, 2024 or $10.9 million for the six months ended June 30, 2024.

In order to limit exposure to risk, we maintain derivative instruments with creditworthy institutions to hedge against changing interest rate fluctuations. We utilize interest rate swap contracts and other non-derivative hedging instruments to manage such risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The information required with respect to this Part II, Item 1 can be found under Item 1, Financial Statements, Note 18 (Commitments and Contingencies), to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Securities

Initial Public Offering

On June 10, 2024, we completed our initial public offering (“the IPO”), in which we issued and sold 45,000,000 shares of our common stock at an initial public offering price of $21.50 per share. We raised net proceeds of $909.1 million, after deducting the underwriting discount of $53.2 million and offering expenses of $11.0 million. On July 5, 2024, pursuant to the option granted to the underwriters for a period of 30 days from the date of the Prospectus to purchase up to 6,750,000 additional shares of common stock from us at the IPO price less the underwriting discount, the underwriters exercised the right to purchase 5,059,010 additional shares of common stock, resulting in additional net proceeds of $102.8 million, after deducting underwriting discounts and commissions of $6.0 million. The remaining option to purchase additional shares expired unexercised at the end of the 30 day period. All shares sold in the IPO were registered pursuant to a registration statement on Form S-1 (File No. 333-275004), as amended (the “Registration Statement”), declared effective by the SEC on June 6, 2024. J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, and Barclays Capital Inc. acted as representatives of the underwriters for the offering. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

As contemplated in the Registration Statement, we have used the net proceeds from the IPO to repay outstanding indebtedness under our First Lien Credit Facility. There has been no material change in the expected use of the net proceeds from our IPO as described in the Registration Statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Waystar Holding Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on June 10, 2024).

3.2	Amended and Restated Bylaws of Waystar Holding Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on June 10, 2024).

10.1

Stockholders Agreement among Waystar Holding Corp. and the other parties named therein, dated as of June 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2024).

10.2

Amended and Restated Registration Rights Agreement by and among Waystar Holding Corp. and the other parties named therein, dated as of June 10, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 10, 2024).

10.3 †	Waystar Holding Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on June 10, 2024).

10.4 †	Waystar Holding Corp. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on June 10, 2024).

10.5 †

Form of Notice of Amendment to Outstanding Options Granted under the Derby TopCo, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 filed with the Registrant’s Registration Statement on Form S-1 filed with the Commission on May 28, 2024).

10.6 †

Employment Agreement between Waystar Holding Corp. and Eric L. (Ric) Sinclair III, effective as of May 24, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 12, 2024).

10.7 †

Employment Agreement between Waystar Holding Corp. and T. Craig Bridge, effective as of May 24, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 12, 2024).

10.8

Amendment No. 9, dated as of June 27, 2024, to the First Lien Credit Agreement, among Waystar Technologies, Inc., as Borrower, Waystar Intermediate, Inc. and certain subsidiaries of the Borrower as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, and Issuing Bank, and the other parties and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2024).

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

† Indicates a management contract or any compensatory plan, contract or arrangement

X Filed Herewith

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lehi, Utah, on August 7, 2024.

WAYSTAR HOLDING CORP.

By:	/s/ Matthew J. Hawkins
	Name:	Matthew J. Hawkins
	Title:	Chief Executive Officer