Form 10-Q
period 2024-09-30
Waystar Holding Corp.
filed 2024-11-06
CIK 1990354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The registrant had outstanding 172,086,129 shares of common stock as of September 30, 2024.

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

i

Part I - Financial Information

Item 1. Financial Statements

Waystar Holding Corp.

Condensed Consolidated Balance Sheets (in Thousands, Except for Share and Per Share Data)

As of September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$127,125	$35,580
Restricted cash	17,222	9,848
Accounts receivable, net of allowance of $5,223 at September 30, 2024 and $5,335 at December 31, 2023	137,893	126,089
Income tax receivable	4,584	6,811
Prepaid expenses	14,294	13,296
Other current assets	4,315	30,426
Total current assets	305,433	222,050
Property, plant and equipment, net	48,017	61,259
Operating lease right-of-use assets, net	10,214	10,353
Intangible assets, net	1,069,696	1,186,936
Goodwill	3,019,826	3,030,013
Deferred costs	80,667	65,811
Other long-term assets	6,694	6,552
Total assets	$4,540,547	$4,582,974
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$47,840	$45,484
Accrued compensation	27,252	23,286
Aggregated funds payable	17,092	9,659
Other accrued expenses	11,521	10,923
Deferred revenue	10,201	10,935
Current portion of long-term debt	12,550	17,454
Related party current portion of long-term debt	359	529
Current portion of operating lease liabilities	5,412	4,398
Current portion of finance lease liabilities	882	821
Total current liabilities	133,109	123,489
Long-term liabilities
Deferred tax liability	101,294	174,480
Long-term debt, net, less current portion	1,189,630	2,134,920
Related party long-term debt, net, less current portion	32,125	64,758
Operating lease liabilities, net of current portion	12,881	14,278
Finance lease liabilities, net of current portion	11,522	12,194
Deferred revenue–LT	5,652	6,173
Other long-term liabilities	1,587	2,750
Total liabilities	1,487,800	2,533,042
Commitments and contingencies (Note 19)
Stockholders’ equity
Preferred stock $0.01 par value - 100,000,000 and zero shares authorized as of September 30, 2024 and December 31, 2023, respectively; zero shares issued or outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock $0.01 par value - 2,500,000,000 and 227,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 172,086,129 and 121,679,902 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,721	1,217
Additional paid-in capital	3,290,813	2,234,688
Accumulated other comprehensive income (loss)	192	15,802
Accumulated deficit	(239,979)	(201,775)
Total stockholders’ equity	3,052,747	2,049,932
Total liabilities and stockholders’ equity	$4,540,547	$4,582,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Unaudited Condensed Consolidated Statements of Operations (in Thousands, Except for Share and Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$240,112	$197,263	$699,447	$584,315
Operating expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	80,545	62,922	236,188	182,578
Sales and marketing	38,450	32,114	117,945	93,490
General and administrative	22,704	17,365	88,794	46,524
Research and development	11,082	8,972	37,303	25,548
Depreciation and amortization	60,185	43,675	148,635	131,780
Total operating expenses	212,966	165,048	628,865	479,920
Income from operations	27,146	32,215	70,582	104,395
Other expense
Interest expense	(17,752)	(50,755)	(122,759)	(147,047)
Related party interest expense	(707)	(1,655)	(3,425)	(6,010)
Income/(loss) before income taxes	8,687	(20,195)	(55,602)	(48,662)
Income tax expense/(benefit)	3,274	(4,709)	(17,398)	(11,743)
Net income/(loss)	$5,413	$(15,486)	$(38,204)	$(36,919)
Net income/(loss) per share:
Basic	$0.03	$(0.13)	$(0.27)	$(0.30)
Diluted	$0.03	$(0.13)	$(0.27)	$(0.30)
Weighted-average shares outstanding:
Basic	171,578,311	121,673,852	142,367,458	121,674,189
Diluted	176,181,511	121,673,852	142,367,458	121,674,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Unaudited Condensed Consolidated Statements of Comprehensive Loss (in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income/(loss)	$5,413	$(15,486)	$(38,204)	$(36,919)
Other comprehensive income, before tax:
Interest rate swaps	(14,440)	(2,531)	(20,624)	(1,536)
Income tax effect:
Interest rate swaps	3,506	595	5,014	350
Other comprehensive income/(loss), net of tax	(10,934)	(1,936)	(15,610)	(1,186)
Comprehensive income/(loss), net of tax	$(5,521)	$(17,422)	$(53,814)	$(38,105)
(1)Amounts reclassified out of accumulated other comprehensive income/(loss) into net interest expense included $8,788 and $8,563 for the three months ended September 30, 2024 and 2023, respectively, and included $26,085 and $22,659 for the nine months ended September 30, 2024 and 2023, respectively.
(2)The income tax effects of amounts reclassified out of accumulated other comprehensive income/(loss) were ($2,134) and ($2,013) for the three months ended September 30, 2024 and 2023, respectively, and were ($6,334) and ($5,327) for the nine months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Three months ended September 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at June 30, 2024	166,659,634	$1,667	$3,178,697	$11,126	$(245,392)	$2,946,098
Stock-based compensation	—	—	7,949	—	—	7,949
Settlement of common stock options, net of stock option exercises	367,485	4	1,517	—	—	1,521
Capital distributions	—	—	—	—	—	—
Issuance of common stock in relation to underwriters’ exercise of the overallotment option on July 5, 2024, net of issuance costs	5,059,010	50	102,650	—	—	102,700
Net income	—	—	—	—	5,413	5,413
Other comprehensive income	—	—	—	(10,934)	—	(10,934)
Balances at September 30, 2024	172,086,129	$1,721	$3,290,813	$192	$(239,979)	$3,052,747

	Three months ended September 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at June 30, 2023	121,673,852	$1,217	$2,229,512	$30,588	$(171,874)	$2,089,443
Stock-based compensation	—	—	2,207	—	—	2,207
Net loss	—	—	—	—	(15,486)	(15,486)
Other comprehensive income	—	—	—	(1,936)	—	(1,936)
Balances at September 30, 2023	121,673,852	$1,217	$2,231,719	$28,652	$(187,360)	$2,074,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Nine months ended September 30, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2023	121,679,902	$1,217	$2,234,688	$15,802	$(201,775)	$2,049,932
Stock-based compensation	—	—	47,867	—	—	47,867
Settlement of common stock options, net of stock option exercises	369,905	5	1,483	—	—	1,488
Repurchase of shares	(22,688)	(1)	(843)	—	—	(844)
Capital distributions	—	—	(99)	—	—	(99)
Issuance of common stock in initial public offering (inclusive of underwriters’ exercise of the overallotment option on July 5, 2024), net of issuance costs	50,059,010	500	1,007,717	—	—	1,008,217
Net loss	—	—	—	—	(38,204)	(38,204)
Other comprehensive income	—	—	—	(15,610)	—	(15,610)
Balances at September 30, 2024	172,086,129	$1,721	$3,290,813	$192	$(239,979)	$3,052,747

	Nine months ended September 30, 2023
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2022	121,670,948	$1,217	$2,225,618	$29,838	$(150,441)	$2,106,232
Stock-based compensation	—	—	6,505	—	—	6,505
Settlement of common stock options, net of stock option exercises	20,218	1	283	—	—	284
Repurchase of shares	(17,314)	(1)	(687)	—	—	(688)
Net loss	—	—	—	—	(36,919)	(36,919)
Other comprehensive income	—	—	—	(1,186)	—	(1,186)
Balances at September 30, 2023	121,673,852	$1,217	$2,231,719	$28,652	$(187,360)	$2,074,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Unaudited Condensed Consolidated Statements of Cash Flows (in Thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(38,204)	$(36,919)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	148,635	131,780
Stock-based compensation	47,400	6,505
Provision for bad debt expense	1,642	1,614
Loss on extinguishment of debt	20,277	—
Deferred income taxes	(57,984)	(47,126)
Amortization of debt discount and issuance costs	3,301	7,907
Other	(99)	—
Changes in:
Accounts receivable	(13,445)	(5,101)
Income tax refundable	2,227	(619)
Prepaid expenses and other current assets	(1,714)	(6,238)
Deferred costs	(14,389)	(10,586)
Other long-term assets	(515)	(33)
Accounts payable and accrued expenses	9,366	231
Deferred revenue	(1,256)	(257)
Operating lease right-of-use assets and lease liabilities	(244)	(1,199)
Other long-term liabilities	—	45
Net cash provided by operating activities	104,998	40,004
Cash flows from investing activities
Purchase of property and equipment and capitalization of internally developed software costs	(21,044)	(15,726)
Acquisitions, net of cash and cash equivalents acquired	—	(30,027)
Net cash used in investing activities	(21,044)	(45,753)
Cash flows from financing activities
Change in aggregated funds liability	7,433	458
Proceeds from equity offering, net of underwriting discounts	1,017,074	—
Payments of third-party IPO issuance costs	(3,372)	—
Repurchase of shares	(844)	(688)
Proceeds from exercise of common stock options	1,488	284
Proceeds from issuances of debt, net of creditor fees	545,209	—
Payments on debt	(1,550,002)	(13,487)
Third-party fees paid in connection with issuance of new debt	(1,410)	—
Finance lease liabilities paid	(611)	(599)
Net cash provided by (used in) financing activities	14,965	(14,032)
Increase in cash and cash equivalents during the period	98,919	(19,781)
Cash and cash equivalents and restricted cash–beginning of period	45,428	72,636
Cash and cash equivalents and restricted cash–end of period	$144,347	$52,855
Supplemental disclosures of cash flow information
Interest paid	$101,189	$143,685
Cash taxes paid (refunds received), net	38,558	36,654
Non-cash investing and financing activities
Fixed asset purchases in accounts payable	586	(502)
Unpaid third-party IPO issuance costs	50	—
Reconciliation of Balance Sheet Cash Accounts to Cash Flow Statement
Balance sheet
Cash and cash equivalents	127,125	44,450
Restricted cash	17,222	8,405
Total	144,347	52,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business

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

Risks and Uncertainties— We are subject to risks common to companies in similar industries, including, but not limited to, our operation in a highly competitive industry, our ability to retain our existing clients and attract new clients, our ability to establish and maintain strategic relationships, the growth and success of our clients and overall healthcare transaction volumes, consolidation in the healthcare industry, our selling cycle of variable length to secure new client agreements, our implementation cycle that is dependent on our clients’ timing and resources, our ability to develop and market new solutions, or enhance our existing solutions, to respond to technological changes or evolving industry standards, the interoperability, connectivity, and integration of our solutions with our clients’ and their vendors’ networks and infrastructures, the performance and reliability of internet, mobile, and other infrastructure, the consequences if we cannot obtain, process, use, disclose, or distribute the highly regulated data we require to provide our solutions, impact of government regulations on our market, and our reliance on certain third-party vendors and providers.

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

No liability associated with such indemnifications was recorded as of September 30, 2024 and December 31, 2023.

Reverse Stock Split

On May 15, 2024, we effected a 0.605-for-1 reverse stock split of our common stock and a 0.605-for-1 reverse stock split of our Class A common stock. The reverse stock split did not result in an adjustment to the par value of common stock or Class A common stock. The reverse stock split was originally made effective on May 15, 2024 with a 0.62-for-1 ratio and this was retroactively amended on May 22, 2024 which updated the ratio to 0.605-for-1. All references in the accompanying condensed consolidated financial statements and related Note 14, Note 16, and Note 18 have been updated to reflect the effects of the reverse stock split at the amended 0.605-for-1 ratio. The number of shares of common stock, Class A common stock, additional paid-in-capital, options to purchase common stock, and loss per share amounts, which are presented and disclosed in the financial statements and aforementioned footnotes, have been restated on a retroactive basis for all periods presented to reflect the effects of this action.

Initial Public Offering

In June 2024, we completed our initial public offering (“IPO”) in which we issued and sold 45,000,000 shares of our common stock at $21.50 per share. We received total proceeds of $914.3 million after deducting the underwriters’ discounts and commissions of $53.2 million. Deferred offering costs, which consist of direct incremental legal, accounting and other third-party fees that are directly related to the IPO, were capitalized and offset against proceeds upon the consummation of the IPO. Through the date of the IPO, we had capitalized $8.8 million of deferred offering costs, of which $0.1 million were unpaid as of September 30, 2024. These costs were offset against proceeds upon the consummation of the IPO.

As part of the IPO we granted the underwriters an overallotment option, for a period of 30 days from the date of the prospectus, to purchase up to 6,750,000 additional shares of common stock from us at the initial public offering price less the underwriting discount.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

On July 5, 2024, the underwriters exercised the overallotment option to purchase 5,059,010 additional shares of common stock, resulting in additional net proceeds of $102.8 million after deducting underwriting discounts and commissions of $6.0 million. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period.

We used the net proceeds from the IPO and the underwriters’ exercise of the overallotment option on July 5, 2024, to repay $909.1 million and $110.9 million, respectively, of outstanding principal indebtedness under our First Lien Credit Facility. See Note 11 below for details.

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

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023 in the prospectus filed with the SEC on June 6, 2024 (the “Prospectus”).

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

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Contract Costs

Incremental Costs of Obtaining a Contract

Incremental costs of obtaining a contract primarily include commissions paid to our internal sales personnel. We consider all such commissions to be both incremental and recoverable since they are only paid when a contract is secured. These capitalized costs are amortized on a straight-line basis over the expected period of benefit, which is determined based on the average customer life, which includes anticipated renewals of contracts. As of September 30, 2024 and December 31, 2023, the total unamortized costs reported as deferred costs on our balance sheet amounted to $29.2 million and $22.8 million, respectively, for internal sales commissions. For the three months ended September 30, 2024 and 2023, amortization related to the sales commission asset was $2.8 million and $2.0 million, respectively. For the nine months ended September 30, 2024 and 2023, amortization related to the sales commission asset was $7.8 million and $5.4 million, respectively. The aforementioned amortization amounts are included in sales and marketing in our consolidated statements of operations.

Costs to Fulfill a Contract

We capitalize costs incurred to fulfill contracts that i) relate directly to the contract, ii) are expected to generate resources that will be used to satisfy performance obligations under the contract, and iii) are expected to be recovered through revenue generated under the contract. Costs incurred to implement clients on our solutions (e.g., direct labor) are capitalized and amortized on a straight-line basis over the estimated customer life if we expect to recover those costs. As of September 30, 2024 and December 31, 2023, the total unamortized costs reported as deferred costs on our balance sheet amounted to $51.4 million and $43.0 million, respectively, for fulfillment costs. For the three months ended September 30, 2024 and 2023, amortization related to the fulfillment cost asset was $3.2 million and $2.3 million, respectively. For the nine months ended September 30, 2024 and 2023, amortization related to the fulfillment cost asset was $8.9 million and $6.3 million, respectively. The aforementioned amortization amounts are included in the costs of revenue in our consolidated statements of operations.

There were no impairment losses relating to deferred costs during the periods presented.

Channel Partners

We account for fees paid to channel partners within sales and marketing expenses in the accompanying statements of operations. For the three months ended September 30, 2024 and 2023, we recorded fees to all channel partners of $17.0 million and $13.1 million, respectively. For the nine months ended September 30, 2024 and 2023, we recorded fees to all channel partners of $47.6 million and $38.9 million, respectively. As we are primarily responsible for contracting with and fulfilling contracts for the end user, we record revenue gross of related channel partner fees.

Deferred Offering Costs

We capitalize within other assets certain legal, accounting and other third-party fees that are directly related to our in-process equity financings, including the planned initial public offering, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. Through June 6, 2024, the effective date of our Prospectus, we had capitalized $8.8 million of deferred offering costs, which were recorded in shareholders’ equity upon the completion of the IPO (see Note 1). As of December 31, 2023, deferred offering costs capitalized were $5.4 million.

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

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

We account for goodwill under the provisions of ASC 350, Intangibles—Goodwill and Other. Goodwill is evaluated for impairment annually on October 1st or whenever there is an impairment indicator. There was no impairment to goodwill during the nine months ended September 30, 2024 and 2023, respectively. Refer to Note 7 for more information on goodwill.

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

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue type and the timing of revenue recognition (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Recognition	2024	2023	2024	2023
Subscription revenue	Over time	$117,993	$101,828	$336,421	$297,596
Volume-based revenue	Over time	120,678	94,402	358,723	284,178
Implementation services and other revenue	Various	1,441	1,033	4,303	2,541
Total revenues		$240,112	$197,263	$699,447	$584,315

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

The following table presents activity impacting deferred revenue balances (in thousands):

	September 30,	December 31,
	2024	2023
Beginning balance	$17,108	$16,454
Revenue recognized	(10,203)	(9,900)
Additional amounts deferred	8,948	10,554
Ending balance	$15,853	$17,108

Transaction Price Allocated to Remaining Performance Obligations

At September 30, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the next 12 months and greater than 12 months was $59.0 million and $32.9 million, respectively.

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

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Fair Value Measurements and Disclosures

The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
September 30, 2024
Financial assets:
Interest rate swaps	Other current assets	$1,958	$—	$1,958	$—
Financial liabilities:
Interest rate swaps	Other accrued expenses	$396	$—	$396	$—
Interest rate swaps	Other long-term liabilities	$1,309	$—	$1,309	$—
December 31, 2023
Financial assets:
Interest rate swaps	Other current assets	$23,350	$—	$23,350	$—
Financial liabilities:
Interest rate swaps	Other long-term liabilities	$2,472	$—	$2,472	$—

The fair values of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected SOFR curve. The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities. The carrying value of our first lien term loan facility was $1,166.8 million and $1,730.8 million compared to a fair value of $1,168.2 million and $1,735.1 million at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, there is no balance for our second lien term loan facility given the paydown outlined below in Note 11. The carrying value of our second lien term loan facility approximated fair value at December 31, 2023. There were no transfers in or out of Level 3 during the periods presented.

As of September 30, 2024 and December 31, 2023, the carrying value of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. Interest rate swaps are Level 2 instruments whose fair value is derived from discounted cash flows adjusted for nonperformance risk.

5. Acquisitions

HealthPay24 Acquisition

On August 3, 2023, we completed the acquisition of all issued and outstanding membership interests of HealthPay24, which offers patient engagement and payment solutions. We accounted for the acquisition as a business combination using the acquisition method of accounting. The total consideration paid was allocated to the net tangible and identifiable intangible assets acquired based on their fair values at the acquisition date. The excess consideration paid over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill for the acquisition primarily represents future customer relationships. The goodwill is not deductible for tax purposes. We have included the financial results of HealthPay24 in the consolidated financial statements subsequent to the date of acquisition. Pro forma results, including the acquired business since the beginning of fiscal 2023, would not be materially different than the reported results. Revenue and net earnings for the three months ended September 30, 2023 since the completion of the acquisition were immaterial. The total consideration paid for HealthPay24 was $31.4 million which entirely consisted of cash consideration.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the acquisitions date (in thousands):

Cash and cash equivalents	$1,374
Accounts receivable	1,772
Prepaid and other current assets	255
Other assets	229
Customer relationships	14,500
Developed technology	800
Tradenames and trademarks	400
Goodwill	13,935
Total acquired assets	$33,265
Other current liabilities	845
Deferred revenue	821
Other liabilities	225
Total acquired liabilities	$1,891
Total net assets acquired	$31,374

The fair values of the tangible assets were determined primarily using the income approach. The fair values of the acquired identifiable intangible assets were determined using Level 3 inputs such as discounted cash flows which are not observable in the market. Intangible assets acquired from the acquisition include customer relationships, developed technologies, and trade names and trademarks which are all amortized on a straight-line basis approximating the use of the assets. The useful lives of the acquired identifiable intangible assets are 19 years for customer relationships, 8 years for developed technology, and 2 years for trade names and trademarks. The weighted-average remaining useful life for all acquired intangibles is 12.1 years.

Total acquisition costs of $0.9 million for the three months ended September 30, 2023 were expensed as incurred and recorded in general and administrative expense in the statement of operations.

6. Property and Equipment, Net

The balances of the major classes of property and equipment are as follows (in thousands):

	September 30, 2024	December 31, 2023
Building	$19,653	$19,653
Computer hardware	39,753	35,006
Capitalized internal-use software	37,097	25,567
Purchased computer software	22,785	22,079
Furniture and fixtures	3,413	2,980
Office equipment	232	211
Leasehold improvements	8,385	8,255
Capital lease asset	2,994	2,994
Construction in progress	—	15
Internal-use software in progress	14,228	13,626
	148,540	130,386
Accumulated depreciation	(100,523)	(69,127)
	$48,017	$61,259

Depreciation of fixed assets, including the amortization of capitalized software, for the three months ended September 30, 2024 and 2023 was $21.1 million and $3.9 million, respectively. Depreciation of fixed assets, including the amortization of capitalized software, for the nine months ended September 30, 2024 and 2023 was $31.4 million and $11.4 million, respectively.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

We capitalized $4.3 million and $12.1 million in software development costs for the three and nine months ended September 30, 2024, respectively. Amortization of capitalized software was $2.7 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and was $7.4 million and $3.8 million for the nine months ended September 30, 2024 and 2023, respectively. The net book value of capitalized software development costs was $28.1 million and $23.4 million as of September 30, 2024 and December 31, 2023, respectively.

There were no impairments of property and equipment for the three and nine months ended September 30, 2024 and 2023, respectively. Due to the relocation of one of our office locations, we reduced the useful life of the related finance lease and leasehold improvement assets which represented $15.8 million of incremental depreciation for the three and nine months ended September 30, 2024. The remaining net book value of the aforementioned assets as of September 30, 2024 is $2.1 million, which will fully depreciate in the fourth quarter of 2024.

7. Goodwill and Other Intangible Assets

Goodwill has a balance of $3.0 billion as of both September 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2024, we recorded an out-of-period adjustment to record a previously unrecognized deferred tax asset for the future benefit of rollover options originally issued in 2019 in connection with a change of control. The recorded adjustment increased deferred tax assets by $11.5 million, increased income tax benefit by $1.3 million for the three and nine months ended September 30, 2024, and decreased goodwill by $10.2 million. During the three and nine months ended September 30, 2023, we recorded an addition of $13.4 million to goodwill related to the HealthPay24 acquisition (Note 5). There were no other additions, disposals or impairments to goodwill during the three and nine months ended September 30, 2024 and 2023.

Amortization for definite-lived intangible assets is as follows (in thousands, except useful life):

				Weighted-
			Net	Average
	Gross Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Value	Useful Life
As of September 30, 2024
Customer relationships	$1,429,400	$(417,009)	$1,012,391	11.3
Purchased developed technology	301,100	(264,346)	36,754	4.0
Tradenames and trademarks	40,700	(20,149)	20,551	5.0
Total	$1,771,200	$(701,504)	$1,069,696
As of December 31, 2023
Customer relationships	$1,429,400	$(345,848)	$1,083,552	12.3
Purchased developed technology	301,100	(221,558)	79,542	3.0
Tradenames and trademarks	40,700	(16,857)	23,842	6.0
Total	$1,771,200	$(584,263)	$1,186,936

Amortization expense was $39.1 million and $39.8 million for the three months ended September 30, 2024 and 2023, respectively, and was $117.2 million and $120.4 million for the nine months ended September 30, 2024 and 2023, respectively.

8. Leases

Finance lease right-of-use assets of $1.8 million and $16.0 million as of September 30, 2024 and December 31, 2023, respectively, are included in property and equipment, net on the consolidated balance sheet. Due to the relocation of one of our office locations (see Note 6), we reduced the useful life of the related finance lease right-of-use asset, which represented $13.2 million of incremental depreciation (excluding accelerated depreciation on leasehold improvements) for the three and nine months ended September 30, 2024. We also reduced the useful life of the related operating lease right-of-use asset, which represented $1.0 million of additional operating lease cost for the three and nine months ended September 30, 2024.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents components of lease expense for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Finance lease cost
Amortization of right-of-use assets	$13,442	$397	$14,236	$1,190
Interest on lease liabilities	186	198	568	602
Operating lease cost	1,978	970	3,752	2,817
Variable lease cost	206	216	357	316
Short-term lease	162	167	526	613
Total lease cost	$15,974	$1,948	$19,439	$5,538

Maturities of lease liabilities as of September 30, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$1,355	$394
2025	5,900	1,604
2026	5,035	1,641
2027	2,731	1,678
2028	2,479	1,714
Thereafter	2,764	9,309
Total future minimum lease payments	20,264	16,340
Less: Interest	1,971	3,936
Total	$18,293	$12,404

Supplemental cash flow information related to leases for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,358	$1,381	$3,995	$4,017
Financing cash flows for financing leases	394	317	1,179	1,160
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$2,411	$—	$3,005	$1,768

Supplemental balance sheet information related to leases as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	4.3	4.9
Financing leases	9.3	10.1
Weighted average discount rate:
Operating leases	4.7	4.4
Financing leases	5.9	5.9

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

9. Income Taxes

We recognized income tax expense of $3.3 million and income tax benefit of $4.7 million for the three months ended September 30, 2024 and 2023, respectively, based on the quarter-to-date pre-tax income. We recognized income tax benefit of $17.4 million and $11.7 million for the nine months ended September 30, 2024 and 2023, respectively, based on the year-to-date pre-tax income. The Company’s effective income tax rate was 37.7% and 23.8% for the three months ended September 30, 2024 and 2023, respectively, and was 31.3% and 24.1% for the nine months ended September 30, 2024 and 2023, respectively. Differences in the effective tax and statutory federal income tax rate of 21% are driven by state income taxes, research and development credit claimed, and offset by permanent differences.

10. Accounts Receivable Securitization

As of September 30, 2024 and December 31, 2023, we had $80.0 million and $70.0 million, respectively, outstanding under a receivables financing agreement with a counterparty as the lender, which provides for a three-year receivables facility with a limit of $80.0 million (the “Receivables Facility”). On September 6, 2024, we drew $10.0 million on the Receivables Facility and used the proceeds to paydown $10.0 million on the First Lien Credit Facility (see Note 11). Pursuant to the Receivables Facility, we sell and/or contribute current and future receivables to Waystar RC, LLC as the Special Purpose Entity (“SPE”). The SPE, in turn, pledges its interests in the receivables to the counterparty, which either makes loans or issues letters of credit on behalf of the SPE. All receivables remain on our balance sheet as they continue to be the property of our consolidated entities under the securitization.

The interest rate under the Receivables Facility is 1.86% per annum above the SOFR rate with a minimum base of 0%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the Receivables Facility is paid monthly in arrears. At September 30, 2024, the effective interest rate for the Receivables Facility is 6.71%.

All principal under the Receivables Facility is due on October 31, 2026.

The Receivables Facility contains certain covenants which, among other things, require we maintain certain collection thresholds with respect to our accounts receivable. We were in compliance with all such debt covenants during the periods presented.

11. Debt

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

In connection with the closing of the IPO in June 2024 (See Note 1), we repaid $909.1 million outstanding principal and $2.8 million accrued interest on our First Lien Credit Facility (“June 2024 First Lien Paydown”). On June 27, 2024, we entered into the Ninth Amendment to the First Lien Credit Agreement whereby the outstanding balance was repriced bearing an interest rate of 2.75% per annum above the SOFR rate with a minimum base of 0.00% (“June 2024 First Lien Repricing”). The Ninth Amendment did not effectuate changes to any other terms of the agreement.

In connection with the underwriters’ exercise of the overallotment option in July 2024 (see Note 1), we repaid $110.9 million outstanding principal and $0.4 million accrued interest on our First Lien Credit Facility (“July 2024 First Lien Paydown”). On September 6, 2024, we utilized the $10.0 million drawn on the Receivables Facility to paydown $10.0 million outstanding principal on our First Lien Credit Facility (“September 2024 First Lien Paydown”).

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Debt instruments consist primarily of term notes, revolving lines of credit, and a Receivables Facility as follows (in thousands):

	September 30,	December 31,
	2024	2023
First lien term loan facility outstanding debt	$1,166,773	$1,730,816
Revolving credit facility	—	—
Second lien term loan facility outstanding debt	—	448,000
Receivables facility outstanding debt	80,000	70,000
Total outstanding debt	1,246,773	2,248,816
Unamortized debt issuance costs	(12,109)	(31,155)
Current portion of long-term debt	(12,909)	(17,983)
Total long-term debt, net	$1,221,755	$2,199,678

The maturity of long-term principal payments (excluding debt discount) at September 30, 2024 is as follows (in thousands):

2024	$3,227
2025	12,909
2026	92,909
2027	12,909
2028	12,909
Thereafter	1,111,910
$1,246,773

As of September 30, 2024 and December 31, 2023, there is no outstanding balance on our revolving credit facility. The interest rate under the revolving credit facility is 2.50% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. At September 30, 2024, the effective interest rate for the revolving credit facility is 7.35%.

The interest rate under the amended First Lien Credit Facility is 2.75% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the First Lien Credit Facility is paid monthly in arrears. At September 30, 2024, the effective interest rate for First Lien Credit Facility is 7.84%.

Principal on the First Lien Credit Facility is payable in 21 equal quarterly installments with the remaining balance to be paid on October 22, 2029. As of September 30, 2024, there are 20 payments remaining. The First Lien Credit Agreement contains certain covenants which, among other things, restrict our ability to incur additional indebtedness. We were in compliance with such debt covenants as of September 30, 2024.

In connection with the February 2024 First Lien Refinancing, we capitalized creditor fees of $2.8 million and $1.4 million of third-party fees in connection with the issuance of new debt. Additionally, we recorded $10.3 million in third party fees that were expensed immediately, which were recorded in general and administrative expense in our condensed consolidated statements of operations. As part of the February 2024 Second Lien Paydown, we recorded a loss on extinguishment of $8.0 million for the nine months ended September 30, 2024. As part of the February 2024 First Lien Refinancing, we recorded a loss on extinguishment $0.9 million for the nine months ended September 30, 2024. In connection with the June 2024 First Lien Paydown, we recorded a loss on extinguishment of $9.8 million for the nine months ended September 30, 2024. As part of the June 2024 First Lien Repricing, we recorded $2.5 million in third party fees that were expensed immediately, which were recorded in general and administrative expenses in our condensed consolidated statements of operations. We recorded a loss on extinguishment of $0.3 million for the nine months ended September 30, 2024 related to the June 2024 First Lien Repricing. We also recorded a loss on extinguishment of $1.2 million and $0.1 million in connection with the July 2024 First Lien Paydown and September 2024 First Lien Paydown, respectively, for the three and nine months ended September 30, 2024. Losses on extinguishment were recorded within interest expense in our condensed consolidated statements of operations.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

We had unamortized debt issuance costs of $12.1 million and $31.2 million as of September 30, 2024 and December 31, 2023, respectively.

In connection with the Revolving Credit Facility, unamortized debt issuance costs were $2.0 million and $2.4 million as of September 30, 2024 and December 31, 2023, respectively.

12. Derivative Financial Instruments

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

As of September 30, 2024 and December 31, 2023, we have the following interest rate swap agreements designated as a hedging instruments:

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

The effect of derivative instruments designated as hedging instruments on the accompanying consolidated financial statements is as follows (in thousands):

				Total interest
	Amount of Gain or	Location of Gain or	Amount of Gain or	Expense on
	(Loss) Recognized	(Loss) Reclassified	(Loss) Reclassified	Consolidated
	in AOCI/AOCL on	from AOCI/AOCL	from AOCI/AOCL	Statements of
Derivatives - Cash Flow Hedging Relationships	Derivative	into Income	into Income	Operations
Interest rate swaps:
Three months Ended September 30, 2024	$(10,934)	Interest expense	$8,788	$(18,459)
Three months Ended September 30, 2023	$(1,936)	Interest expense	$8,563	$(52,410)
Nine months Ended September 30, 2024	$(15,610)	Interest expense	$26,085	$(126,184)
Nine months Ended September 30, 2023	$(1,186)	Interest expense	$22,659	$(153,057)

The net amount of accumulated other comprehensive income expected to be reclassified to interest income in the next twelve months is $1.2 million.

13. Related Party Transactions

At September 30, 2024 and December 31, 2023, we had $32.5 million and $65.3 million, respectively, of outstanding debt as part of the first lien term loan facility from Bain Affiliated Funds and CPPIB Credit Investments III Inc., affiliates of Bain Capital LP and Canada Pension Plan Investment Board (“Affiliated Debtholders”). Interest expense associated with and paid to Affiliated Debtholders was $0.7 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and $3.4 million and $6.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Canada Pension Plan Investment Board has an ownership interest in us and a significant interest in the landlord that leases us office space under an operating lease agreement in Houston, Texas. For the three months ended September 30, 2024 and 2023, we expensed $0.1 million and $0.1 million, respectively, and for the nine months ended September 30, 2024 and 2023, we expensed $0.2 million and $0.2 million, respectively, for this office space lease in general and administrative expense.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Bain Capital LP has an ownership interest in us and a significant interest in some clients for whom we provide software solutions. For the three months ended September 30, 2024 and 2023, we earned revenue of $0.4 million and $0.4 from four clients, respectively, and for the nine months ended September 30, 2024 and 2023, we earned $1.2 million and $1.2 million from four clients, respectively. They also have an ownership interest in us and a significant interest in a vendor that provides us with software solutions. For the three months ended September 30, 2024 and 2023, we expensed $0.1 million and $0.1 million, respectively, and for the nine months ended September 30, 2024 and 2023, we expensed $0.3 million and $0.2 million, respectively, for software services from this vendor in cost of revenue expense.

14. Common and Preferred Stock

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

In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective on June 10, 2024, which authorizes the issuance of 2,500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. The shares of preferred stock have rights and preferences, including voting rights, designated from time to time by the Board of Directors. In connection with the amendment and restatement of the Company’s certificate of incorporation effective on the IPO date, the Class A common stock shares were automatically reclassified as, and became, one share of common stock. There were 172,086,129 common stock shares issued and outstanding as of September 30, 2024. There were no shares of preferred stock issued and outstanding as of September 30, 2024.

15. Retirement Plans

We maintain qualified 401(k) plans which cover substantially all employees meeting certain eligibility requirements. Participants may contribute a portion of their compensation to the plans, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Under these plans, we contribute various percentages of employees’ salaries to the plans. Total expenses included in operating expenses in the accompanying consolidated statement of operations related to the plans were $1.1 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and $3.6 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively.

16. Stock-based Compensation

Equity incentive plans

On October 22, 2019, the Board of Directors approved the Waystar Holding Corp. 2019 Stock Incentive Plan (“2019 Waystar Holding Plan”). Under this plan, we can issue up to 9.9 million options or other equity awards. The granted awards contain service criteria, performance criteria, market conditions, or a combination thereof for vesting and have a 10-year contractual term. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. Options with a performance condition and a market condition vest based upon a change in control, initial public offering, or a sponsor distribution or deemed return if the investors have achieved specified levels of return on investment. In addition, as part of a change in control in 2019, 3.4 million fully vested rollover options remain outstanding.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

The Board of Directors approved the Waystar Holding Corp. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), effective as of June 6, 2024, the date of pricing of our IPO. Under this plan, we can issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of the Company’s Common Stock, restricted stock units, and other equity-based awards tied to the value of the Company’s shares. Under this plan, we can issue up to 10 million options and other equity awards. The number of shares available to be issued automatically increases on the first day of each fiscal year beginning next year by a number of shares equal to the lesser of the positive difference, if any, between 5% of the outstanding common stock on the last day of the immediately preceding fiscal year, minus the plan share reserve on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. The restricted stock units (“RSUs”) under the 2024 Equity Incentive Plan generally vest over 4 or 5 years with 25% or 20% vesting, respectively, in equal vesting installments. As of September 30, 2024, 4.7 million shares were available for future grants under the plan.

The Board of Directors approved the Waystar Holding Corp. 2024 Employee Stock Purchase Plan (the “ESPP”), effective as of June 6, 2024, the date of pricing of our IPO. A total of 3,250,000 shares of common stock are initially reserved for the ESPP. The number of shares available to be issued for the ESPP will automatically increase each fiscal year beginning next year by a number of shares equal to the lesser of the positive difference, if any, between 1% of the outstanding common stock on the last day of the immediately preceding fiscal year and the number of shares of common stock available for the issuance of shares pursuant to the plan on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. The number of shares available to be issued for the ESPP will not exceed 27,000,000 as outlined in the plan agreement. As of September 30, 2024, the ESPP has not been made available to employees and no shares have been issued.

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

The weighted average grant date fair value of options granted during the three months ended September 30, 2023 was $20.63 per share. No options were granted during the three months ended September 30, 2024. The weighted average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $12.89 and $19.88 per share, respectively. As of September 30, 2024, we had 7.0 million fully vested options with a weighted average exercise price of $11.47 per share, an aggregate intrinsic value of $116.2 million and an average remaining contractual term of 4.3 years. The total fair value of options vested for the three months ended September 30, 2024 and 2023 were $2.9 million and $2.6 million, respectively. The total fair value of options vested for the nine months ended September 30, 2024 and 2023 were $4.8 million and $4.0 million, respectively.

In June 2024, we determined the vesting of all our performance condition options became probable as a result of the IPO (see Note 1). Therefore, we recognized an additional $33.1 million of stock-based compensation for the nine months ended September 30, 2024 as the implicit service period for the awards established at the grant date had elapsed. As of September 30, 2024, there is no remaining unrecognized compensation expense related to the performance condition options issued under the 2019 Waystar Holding Corp. Plan.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Information pertaining to option activity under all plans (including rollover options) during the nine months ending September 30, 2024 and 2023 is as follows:

			Weighted
		Weighted average	average
	Number of	exercise price per	remaining
	options	share	contractual life
Outstanding December 31, 2023	13,032,541	$15.20	5.7
Granted	4,003,703	24.20
Exercised	(369,905)	4.27
Forfeited	(90,146)	20.39
Outstanding September 30, 2024	16,576,193	17.59	6.1

			Weighted
		Weighted average	average
	Number of	exercise price per	remaining
	options	share	contractual life
Outstanding December 31, 2022	13,123,170	$15.10	6.6
Granted	160,325	37.20
Exercised	(33,154)	21.21
Forfeited	(232,925)	27.25
Outstanding September 30, 2023	13,017,416	15.14	5.9

The following is a summary of the significant assumptions used in estimating the fair value of options granted the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Risk free interest rate	N/A	4.31%	3.76% - 4.59%	3.51% - 4.31%
Expected dividend yield	N/A	0%	0%	0%
Expected term of stock award	N/A	5	5.0 - 6.5	1.2 - 5
Expected volatility in stock price	N/A	51.98%	49.62% - 51.89%	51.80% - 55%

The aggregate intrinsic value of options exercised (the difference between the fair market value of our stock on the date of exercise and the exercise price) was approximately $6.7 million and $0.0 million for the three months ended September 30, 2024 and 2023, respectively, and $6.7 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.

We expect to incur compensation expense of approximately $56.5 million over a weighted average of 3.9 years for all unvested time-based awards outstanding on September 30, 2024.

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

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes RSU activity during the nine months ended September 30, 2024. There was no RSU activity prior to the initial grant of RSUs on June 10, 2024.

		Weighted
	Number of	average grant
	shares	date fair value
Outstanding December 31, 2023	—	$—
Granted	2,011,651	21.50
Vested	—	—
Forfeited	(8,259)	21.50
Outstanding September 30, 2024	2,003,392	21.50

We expect to incur compensation expense of $39.9 million over a weighted average of 4.3 years for all unvested RSUs outstanding on September 30, 2024.

Stock-based Compensation

We recorded $7.9 million and $2.2 million of stock-based compensation expense for the three months ended September 30, 2024 and 2023, respectively, and $47.4 million and $6.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Stock-based compensation expense was recorded in the following cost and expense categories in the consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of revenue	$300	$131	$2,161	$545
General and administrative	4,832	1,276	27,043	3,629
Sales and marketing	1,587	444	10,958	1,387
Research and development	1,184	356	7,238	944
Total	7,903	2,207	47,400	6,505

17. Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Other taxes payable	$4,151	$3,506
Retirement plan payable	576	497
Accrued self insurance claims	922	993
Accrued interest	461	1,697
Other	5,411	4,230
Total	$11,521	$10,923

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

18. Income/ (Loss) Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic income/(loss) per share:
Net income/(loss)	$5,413	$(15,486)	$(38,204)	$(36,919)
Net income/(loss) attributable to common shares	$5,413	$(15,486)	$(38,204)	$(36,919)
Weighted average common stock outstanding–(voting)	171,578,311	121,237,051	142,367,458	121,237,388
Weighted average common stock outstanding–(non-voting)	—	436,801	—	436,801
Basic weighted average common stock outstanding	171,578,311	121,673,852	142,367,458	121,674,189
Basic income/(loss) per share	$0.03	$(0.13)	$(0.27)	$(0.30)

Diluted income/(loss) per share:
Net income/(loss)	$5,413	(15,486)	$(38,204)	(36,919)
Net income/(loss) attributable to common shares	$5,413	$(15,486)	$(38,204)	$(36,919)
Dilutive effect of stock options – (voting)	4,268,993	—	—	—
Dilutive effect of RSUs – (voting)	334,207	—	—	—
Weighted average common stock outstanding–(voting)	176,181,511	121,237,051	142,367,458	121,237,388
Weighted average common stock outstanding–(non-voting)	—	436,801	—	436,801
Diluted weighted average common stock outstanding	176,181,511	121,673,852	142,367,458	121,674,189
Diluted income/(loss) per share	$0.03	$(0.13)	$(0.27)	$(0.30)

Because of their anti-dilutive effect, 5,370,263 common share equivalents, calculated using the treasury stock method, comprised of time-based stock options and RSUs have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2023. Additionally, 4,476,403 and 5,104,769 common share equivalents, calculated using the treasury stock method, comprised of time-based stock options and RSUs have been excluded from the diluted earnings per share calculation for the nine months ended September 30, 2024 and 2023, respectively.

19. Commitments and Contingencies

We may be subject to legal proceedings, claims, asserted or unasserted, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

20. Subsequent Events

We have evaluated subsequent events through the date of issuance, and there are no significant subsequent events that have occurred through the date of issuance.

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

We have demonstrated an ability to drive recurring, predictable, and profitable growth. Over 99% of our revenue is either recurring subscription or based on highly predictable volumes. For the twelve months ended September 30, 2024, our Net Revenue Retention Rate was 109.4% and we have 1,173 clients as of September 30, 2024 generating over $100,000 over the same twelve month period. For the nine months ended September 30, 2024, we generated revenue of $699.4 million (reflecting a 19.7% increase compared to revenue of $584.3 million for the same period in the prior year), net loss of $38.2 million (reflecting a 3.5% increase to net loss compared to net loss of $36.9 million for the same period in the prior year), and Adjusted EBITDA of $283.3 million (reflecting a 14.5% increase compared to Adjusted EBITDA of $247.5 million for the same period in the prior year).

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

Impacts of Our Competitor’s Cybersecurity Attack

Following the February 2024 cybersecurity incident involving one of our competitors, more than 30,000 providers, including a significant number of large health systems and ambulatory providers, began adopting our solutions, and we were able to implement our solutions for many of these new clients in as little as 48 hours. This incident and our response to it generated approximately $12 million and $22 million, respectively, in additional revenue in the three and nine months ended September 30, 2024 due to increased win rates above our historically competitive rates and associated accelerated implementation timeline.

Impacts of the IPO

●	Debt Repayment. In connection with the closing of the IPO, we repaid $909.1 million outstanding principal amount and $2.8 million accrued interest on our First Lien Credit Facility and incurred debt extinguishment costs of $9.8 million related to the write-off of unamortized debt issuance costs. On July 12, 2024, we utilized the additional proceeds from the underwriters’ exercise of the overallotment option, as well as cash on hand, to repay $110.9 million outstanding principal and $0.4 million accrued interest on our First Lien Credit Facility. The debt repayments will result in lower interest expense moving forward, partially offset by losses on extinguishment of debt in the period the debt repayment is made.
●	Stock-Based Compensation Expenses. We expect to recognize stock-based compensation expense of $17.9 million per year over the applicable vesting periods in connection with equity awards granted in connection with the IPO. Such stock-based compensation expense will be reflected in our results of operations from the closing date of the IPO through the applicable vesting periods of such awards. Additionally, we recognized a $33.1 million of stock-based compensation expense during the nine months ended September 30, 2024 as the vesting of our performance condition options became probable upon the closing of the IPO as the implicit service period for the awards established at the grant date had elapsed.
●	Incremental Public Company Expenses. Following the IPO, we will have begun to incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relation expenses. These costs will generally be expensed under general and administrative expenses.

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

●	Subscription revenue. Reflects recurring monthly provider count fees and minimum amounts owed. The vast majority of subscription revenue is generated by provider solutions, which constituted approximately 70% of total revenue in each of the three and nine months ended September 30, 2024 and 2023.
●	Volume-based revenue. Represents recurring fees associated with transaction count or dollar volumes in excess of minimums. Generally, approximately half of our volume-based revenue is generated from provider solutions that are based on transaction count, with the other half from patient payments solutions that are based on either dollar volumes or transaction count.

We also derive revenue from implementation fees for our software, as well as hardware sales to facilitate patient payments. Our implementation fees are billed upfront and the revenue is recognized ratably over the contract term.

Cost of Revenue (Exclusive of Depreciation and Amortization)

Cost of revenue includes salaries, stock-based compensation, and benefits (“personnel costs”) for our team members who are focused on implementation, support, and other client-focused operations, as well as team members focused on enhancing and developing our platform. Cost of revenue also includes costs for third-party technology such as interchange fees and infrastructure related to the operations of our platform, including communicating and processing patient payments, and services to support the delivery of our solutions. Third-party costs for patient payments solutions are approximately 60% of the revenue generated from these solutions, while third-party costs for provider solutions are approximately 6% to 8% of the associated revenue, in each case, for both the three and nine months ended September 30, 2024 and 2023.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Three months ended September 30,
	2024		2023		Change
($in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue	$240,112	100.0%	$197,263	100.0%	$42,849	21.7%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	80,545	33.5%	62,922	31.9%	17,623	28.0%
Sales and marketing	38,450	16.0%	32,114	16.3%	6,336	19.7%
General and administrative	22,704	9.5%	17,365	8.8%	5,339	30.7%
Research and development	11,082	4.6%	8,972	4.5%	2,110	23.5%
Depreciation and amortization	60,185	25.1%	43,675	22.1%	16,510	37.8%
Total operating expenses	212,966	88.7%	165,048	83.7%	47,918	29.0%
Income from operations	27,146	11.3%	32,215	16.3%	(5,069)	(15.7)%
Other expense
Interest expense	(17,752)	(7.4)%	(50,755)	(25.7)%	33,003	(65.0)%
Related party interest expense	(707)	(0.3)%	(1,655)	(0.8)%	948	(57.3)%
Income/(loss) before income taxes	8,687	3.6%	(20,195)	(10.2)%	28,882	NM
Income tax expense/(benefit)	3,274	1.4%	(4,709)	(2.4)%	7,983	NM
Net income/(loss)	$5,413	2.3%	$(15,486)	(7.9)%	$20,899	NM

Revenue

	Three months ended September 30,
	2024		2023		Change
($in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue
Subscription revenue	$117,993	49.1%	$101,828	51.6%	$16,165	15.9%
Volume-based revenue	120,678	50.3%	94,402	47.9%	26,276	27.8%
Services and other revenue	1,441	0.6%	1,033	0.5%	408	39.5%
Total Revenue	$240,112	100.0%	$197,263	100.0%	$42,849	21.7%

Revenue was $240.1 million for the three months ended September 30, 2024 as compared to $197.3 million for the three months ended September 30, 2023, an increase of $42.8 million, or 21.7%, of which $16.2 million was attributed to subscription revenue from new and existing clients, with $16.0 million generated by provider solutions, and $0.2 million generated from patient payments solutions. Another $26.3 million was attributed to volume-based revenue primarily related to expansion of existing client usage and acquired clients, of which $10.3 million was generated by provider solutions and $16.0 million by patient payments solutions.

Included within the revenue increases over the period is an estimated $12 million increase due to our heightened win rates above our historically high rates and accelerated implementation timelines related to the cybersecurity incident involving one of our competitors in February 2024.

Cost of Revenue (Exclusive of Depreciation and Amortization)

Cost of revenue was $80.5 million for the three months ended September 30, 2024 as compared to $62.9 million for the three months ended September 30, 2023, an increase of $17.6 million, or 28.0%. The increase was primarily driven by $14.6 million in increased costs stemming from higher transaction volume and associated third-party costs, including higher platform usage, of which approximately $3.7 million was from costs associated with provider solutions and $10.9 million from patient payments solutions. In addition, there was a $1.9 million increase in personnel costs.

Sales and Marketing

Sales and marketing expense was $38.5 million for the three months ended September 30, 2024 as compared to $32.1 million for the three months ended September 30, 2023, an increase of $6.3 million, or 19.7%. The increase was driven by an increase in channel partner fees and amortization of the internal sales commission deferred contract costs assets of $4.8 million associated with revenue growth. Additionally, there was an increase of $1.1 million in stock-based compensation expense primarily related to new option and RSU grants related to the June IPO.

General and Administrative

General and administrative expense was $22.7 million for the three months ended September 30, 2024 as compared to $17.4 million for the three months ended September 30, 2023, an increase of $5.3 million, or 30.7%. The increase was driven by a $3.6 million increase in stock-based compensation expense primarily related to new option and RSU grants related to the June IPO. Additionally, there was increased occupancy expenses due to office relocation resulting in an increase of $1.1 million.

Research and Development

Research and development expense was $11.1 million for the three months ended September 30, 2024 as compared to $9.0 million for the three months ended September 30, 2023, an increase of $2.1 million, or 23.5%. The increase was primarily driven by higher personnel costs, net of capitalized expenses, of $1.4 million increase and increased third party consulting and engineering efforts. Additionally, there was increased stock-based compensation expense of $0.8 million primarily related to new option and RSU grants related to the June IPO.

Depreciation and Amortization

Depreciation and amortization expense was $60.2 million for the three months ended September 30, 2024, as compared to $43.7 million for the three months ended September 30, 2023, an increase of $16.5 million, or 37.8%. Due to the relocation of one of our office locations, we reduced the useful life of the related finance lease and leasehold improvement assets which represented $15.8 million of accelerated depreciation for the three months ended September 30, 2024.

Other Expense

Total interest expense was $18.5 million for the three months ended September 30, 2024 as compared to $52.4 million for the three months ended September 30, 2023, a decrease of $33.9 million, or 64.8%. The decrease was driven by First Lien Credit Facility paydowns during 2024 totaling $1.0 billion.

Income Tax Expense/ (Benefit)

Income tax expense was $3.3 million for the three months ended September 30, 2024, as compared to an income tax benefit of $4.7 million for the three months ended September 30, 2023, an increase of $8.0 million. The increase was primarily driven by shift from a pre-tax loss position to a pre-tax income position driven by a decrease in interest expense for the three months ended September 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Nine months ended September 30,
	2024		2023		Change
($in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue	$699,447	100.0%	$584,315	100.0%	$115,132	19.7%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	236,188	33.8%	182,578	31.2%	53,610	29.4%
Sales and marketing	117,945	16.9%	93,490	16.0%	24,455	26.2%
General and administrative	88,794	12.7%	46,524	8.0%	42,270	90.9%
Research and development	37,303	5.3%	25,548	4.4%	11,755	46.0%
Depreciation and amortization	148,635	21.3%	131,780	22.6%	16,855	12.8%
Total operating expenses	628,865	89.9%	479,920	82.1%	148,945	31.0%
Income from operations	70,582	10.1%	104,395	17.9%	(33,813)	(32.4)%
Other expense
Interest expense	(122,759)	(17.6)%	(147,047)	(25.2)%	24,288	(16.5)%
Related party interest expense	(3,425)	(0.5)%	(6,010)	(1.0)%	2,585	(43.0)%
Loss before income taxes	(55,602)	(7.9)%	(48,662)	(8.3)%	(6,940)	14.3%
Income tax (benefit)	(17,398)	(2.5)%	(11,743)	(2.0)%	(5,655)	48.2%
Net loss	$(38,204)	(5.5)%	$(36,919)	(6.3)%	$(1,285)	3.5%

Revenue

	Nine months ended September 30,
	2024		2023		Change
($in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue
Subscription revenue	$336,421	48.1%	$297,596	50.9%	$38,825	13.0%
Volume-based revenue	358,723	51.3%	284,178	48.6%	74,545	26.2%
Services and other revenue	4,303	0.6%	2,541	0.4%	1,762	69.3%
Total revenue	$699,447	100.0%	$584,315	100.0%	$115,132	19.7%

Revenue was $699.4 million for the nine months ended September 30, 2024 as compared to $584.3 million for the nine months ended September 30, 2023, an increase of $115.1 million, or 19.7%, of which $38.8 million was attributed to subscription revenue from new and existing clients, with $36.4 million generated by provider solutions, and $2.4 million generated from patient payments solutions. Another $74.5 million was attributed to volume-based revenue primarily related to expansion of existing client usage and acquired clients, of which $31.4 million was generated by provider solutions and $43.2 million by patient payments solutions.

Included within the revenue increases over the period is an estimated $22 million increase due to our heightened win rates above our historically high rates and accelerated implementation timelines related to the cybersecurity incident involving one of our competitors in February 2024.

Cost of Revenue (Exclusive of Depreciation and Amortization)

Cost of revenue was $236.2 million for the nine months ended September 30, 2024 as compared to $182.6 million for the nine months ended September 30, 2023, an increase of $53.6 million, or 29.4%. The increase was primarily driven by $42.7 million in increased costs stemming from higher transaction volume and associated third-party costs, including higher platform usage, of which approximately $12.8 million was from costs associated with provider solutions and $29.9 million from patient payments solutions. Additionally, there was a $5.4 million increase in personnel costs, and a $2.1 million increase in stock-based compensation expense primarily related to the recognition of performance condition options and new option and RSU grants related to the June IPO.

Sales and Marketing

Sales and marketing expense was $117.9 million for the nine months ended September 30, 2024 as compared to $93.5 million for the nine months ended September 30, 2023, an increase of $24.5 million, or 26.2%. The increase was primarily driven by an increase in channel partner fees and amortization of the internal commission deferred contract costs asset of $11.3 million associated with revenue growth. Additionally, there was an $9.6 million increase in stock-based compensation expense primarily related to the recognition of performance condition options and new option and RSU grants related to the June IPO.

General and Administrative

General and administrative expense was $88.8 million for the nine months ended September 30, 2024 as compared to $46.5 million for the nine months ended September 30, 2023, an increase of $42.3 million, or 90.9%. The increase was driven by a $23.4 million increase in stock-based compensation primarily related to the recognition of performance condition options and new option and RSU grants related to the June IPO. Additionally, there were third-party fees of $12.8 million expensed as incurred, including $10.3 million related to the debt modification related to the February 2024 refinancing of the First Lien Credit Facility, $2.4 million related to the June 2024 debt repricing and $0.1 million relates to the payoff of the Second Lien Credit Facility in February 2024.

Research and Development

Research and development expense was $37.3 million for the nine months ended September 30, 2024 as compared to $25.5 million for the nine months ended September 30, 2023, an increase of $11.8 million, or 46.0%. The increase was driven by a $6.3 million increase in stock-based compensation primarily related to the recognition of performance condition options and new option and RSU grants related to the June IPO. Additionally, there were increased personnel costs, net of capitalized expenses, of $5.8 million.

Depreciation and Amortization

Depreciation and amortization expense was $148.6 million for the nine months ended September 30, 2024, as compared to $131.8 million for the nine months ended September 30, 2023, an increase of $16.9 million, or 12.8%. Due to the relocation of one of our office locations, we reduced the useful life of the related finance lease and leasehold improvement assets which represented $15.8 million of accelerated depreciation for the nine months ended September 30, 2024.

Other Expense

Total interest expense was $126.2 million for the nine months ended September 30, 2024 as compared to $153.1 million for the nine months ended September 30, 2023, a decrease of $26.9 million, or 17.6%. The decrease was driven by the paydowns during 2024 totaling $1.0 billion on our First Lien Credit Facility decreasing the corresponding interest expense.

Income Tax Benefit

Income tax benefit was $17.4 million for the nine months ended September 30, 2024 as compared to $11.7 million for the nine months ended September 30, 2023, an increase of $5.7 million, or 48.2%. The increase was primarily due to the increase in pre-tax loss, which was primarily driven by stock-based compensation expense related to the recognition of performance condition options, partially offset by improved income from operations and a decrease in interest expense.

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

The following table presents a reconciliation of net loss to adjusted EBITDA and net loss margin to adjusted EBITDA margin for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($in thousands)	2024	2023	2024	2023
Net income/(loss)	$5,413	$(15,486)	$(38,204)	$(36,919)
Interest expense	18,459	52,410	126,184	153,057
Income tax expense/(benefit)	3,274	(4,709)	(17,398)	(11,743)
Depreciation and amortization	60,185	43,675	148,635	131,780
Stock-based compensation expense	7,903	2,207	47,400	6,505
Acquisition and integration costs	188	1,342	696	3,236
Costs related to amended debt agreements	106	—	12,876	—
IPO related costs	109	1,551	2,114	1,554
Other (a)	1,040	—	1,040	—
Adjusted EBITDA	$96,677	$80,990	$283,343	$247,470
Revenue	$240,112	$197,263	$699,447	$584,315
Net income/(loss) margin	2.3%	(7.9)%	(5.5)%	(6.3)%
Adjusted EBITDA margin	40.3%	41.1%	40.5%	42.4%
(a)	Adjustments relate to additional lease costs due to the relocation of our Louisville office.

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

The following table presents a reconciliation of net loss to non-GAAP net income / (loss) and non-GAAP net income / (loss) per share for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($in thousands)	2024	2023	2024	2023
Net income/(loss)	$5,413	$(15,486)	$(38,204)	$(36,919)
Stock-based compensation expense	7,903	2,207	47,400	6,505
Acquisition and integration costs	188	1,342	696	3,236
Costs related to amended debt agreements	106	—	12,876	—
IPO related costs	109	1,551	2,114	1,554
Other (a)	16,816	—	16,816	—
Tax effect of adjustments	(5,276)	(1,071)	(16,779)	(2,372)
Non-GAAP net income/(loss)	$25,259	$(11,457)	$24,919	$(27,996)

Non-GAAP net income/(loss) per share:
Basic	$0.15	$(0.09)	$0.18	$(0.23)
Diluted	$0.14	$(0.09)	$0.17	$(0.23)
Weighted-average shares outstanding:
Basic	171,578,311	121,673,852	142,367,458	121,674,189
Diluted	176,181,511	121,673,852	146,843,861	121,674,189

(a)	Adjustments relate to additional lease costs of $1.0 million and accelerated depreciation of $15.8 million due to the relocation of our Louisville office.

Key Performance Metrics

Net Revenue Retention Rate

We also regularly monitor and review our Net Revenue Retention Rate.

The following table presents our Net Revenue Retention Rate for September 30, 2024 and 2023, respectively:

	Twelve months ended September 30,
($in thousands)	2024	2023
Net Revenue Retention Rate	109.4%	109.0%

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

Customer Count with >$100,000 Revenue

We also regularly monitor and review our count of clients who generate more than $100,000 of revenue.

The following table sets forth our count of clients who generate more than $100,000 of revenue for the periods presented:

	September 30,	September 30,
(For the 12 month period ended)	2024	2023
Customer Count with > $100,000 Revenue	1,173	1,033

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

On September 30, 2024 and December 31, 2023, we had restricted cash of $17.2 million and $9.8 million, respectively, which consists of cash deposited in lockbox accounts owned by us which are contractually required to be disbursed to participating clients on the following day, as well as cash collected on behalf of healthcare providers from patients that have not yet been remitted to providers. These funds payable are not available for our use and liquidity, and are offset on our balance sheet by an aggregated funds payable liability.

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

Cash Flows

Cash flows from operating, investing, and financing activities for the nine months ended September 30, 2024 and September 30, 2023, are summarized in the following table:

	Nine months ended September 30,		Change
($in thousands)	2024	2023	Amount	Change
Net cash provided by operating activities	$104,998	$40,004	$64,994	162.5%
Net cash used by investing activities	(21,044)	(45,753)	24,709	NM
Net cash provided/ (used) by financing activities	14,965	(14,032)	28,997	NM
Net increase in cash and restricted cash	$98,919	$(19,781)	$118,700	NM

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities were $105.0 million for the nine months ended September 30, 2024 as compared to $40.0 million for the nine months ended September 30, 2023. This increase is largely driven by the changes in working capital, increases in revenue and profits, and decreases in the cash paid for interest due to the multiple paydowns on our First Lien Credit Facility in 2024.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $21.0 million for the nine months ended September 30, 2024 as compared to $45.8 million for the nine months ended September 30, 2023. Cash flows used in investing activities decreased due to the $30.0 million of cash used in the 2023 acquisition of HealthPay24.

Cash Flows Provided By (Used In) Financing Activities

Cash flows provided by financing activities were $15.0 million for the nine months ended September 30, 2024 as compared to cash flows used of ($14.0) million for the nine months ended September 30, 2023. The increase was due to the proceeds from our IPO net of third-party IPO issuance costs (see Note 1 in Financial Statements), as well as the issuance of debt, net of creditor fees (see Note 11 in Financial Statements). These increases were offset by increased payments on our debt compared to the prior period (see Note 11 in Financial Statements).

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

Interest Rate Risk

Our exposure to interest rate risk is related to our First Lien Credit Facility, which bears interest at SOFR plus 2.75% as of September 30, 2024. A hypothetical 100 basis point increase or decrease in the current effective rate would have an impact on our interest expense of approximately $3.2 million for the three months ended September 30, 2024 or $14.1 million for the nine months ended September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The information required with respect to this Part II, Item 1 can be found under Item 1, Financial Statements, Note 19 (Commitments and Contingencies), to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)On November 4, 2024, a sub-committee of the Compensation Committee of the Board of Directors of the Company approved an amendment to the outstanding option awards granted to our executive officers, including each of our named executive officers, under the 2019 Stock Incentive Plan (the “Amendment”). The Amendment modifies the alternative vesting terms pursuant to which performance-vesting options may vest following the 18-month anniversary of our initial public offering (the “IPO”).

Specifically, the Amendment provides that, from and after the date of the first trading window that commences after the 18-month anniversary of the IPO through the final measurement date, the performance-vesting options will be eligible to vest upon the first day of each trading window (each, an “Open Window Commencement Date”), subject to the participant’s continued employment through such date, based on the achievement of the following performance hurdles (the “Alternative Performance Hurdles”):

1.

The performance-vesting stock options will begin to vest when and if the volume-weighted average share price of our common stock over the 20-trading day period (the “20-Day VWAP”) ending as of such Open Window Commencement Date is at least $24.81 (which represents the share price that would imply a 1.5x multiple on our sponsors’ collective investment in the Company).

2.

100% of the performance-vesting stock options will vest when and if the 20-Day VWAP as of such Open Window Commencement Date is at least $41.35 (which represents the share price that would imply a 2.5x multiple on our sponsors’ collective investment in the Company).

3.	To the extent the 20-Day VWAP as of such Open Window Commencement Date is between $24.81 and $41.35, the performance-vesting stock options will vest based on linear interpolation.

The Amendment provides that the number of performance-vesting options that vest on each such Open Window Commencement Date will be reduced by the number of performance-vesting options that have previously vested prior to such Open Window Commencement Date. The Alternative Performance Hurdles replace the provisions in place prior to the Amendment that would have treated the 20-Day VWAP as of an Open Window Commencement Date following the 18-month anniversary of the IPO as deemed cash proceeds for purposes of determining the achievement of the sponsor multiple of investment performance vesting objectives. The Amendment is not expected to have a material impact to the financial statements.

The foregoing description of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

(b)During the three months ended September 30, 2024, the following officer and director trading plan arrangement changes occurred:

(1) On September 6, 2024, Steve Oreskovich, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Oreskovich’s plan provides for (i) the exercise of 49,998 vested stock options and the associated sale of up to 49,998 shares of the Company’s common stock and (ii) the sale of up to 30,434 shares of the Company’s common stock issuable upon vesting of time-based vesting restricted stock units (“RSUs”). Mr. Oreskovich’s trading plan will expire on December 31, 2025 or upon the earlier sale of all of the shares subject to the plan.

(2) Each of the officers listed below entered into a trading arrangement (a “sell-to-cover arrangement”) that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) and to satisfy the affirmative defense conditions of Rule 10b5-1(c) on the date set forth opposite such officer’s name. Each sell-to-cover arrangement applies to RSUs. Each sell-to-cover arrangement provides for the automatic sale of shares of the Company’s common stock for each settlement date of a covered RSU in an amount necessary to satisfy the applicable withholding obligations. The number of shares that will be sold under the sell-to-cover arrangements is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our common stock at the time of settlement. These sell-to-cover arrangements will remain in effect until terminated by the participating officer or the Company.

Name and Title	Date of Adoption
Craig Bridge, Chief Transformation Officer	September 5, 2024
Matthew Hawkins, Chief Executive Officer	September 6, 2024
Matthew Heiman, Chief Legal & Administrative Officer	September 5, 2024
Melissa (Missy) Miller, Chief Marketing Officer	September 5, 2024
Steven Oreskovich, Chief Financial Officer	September 5, 2024
Christopher Schremser, Chief Technology Officer	September 5, 2024
Eric (Ric) Sinclair III, Chief Business Officer	September 6, 2024
Kimberly Wittman, Chief People Officer	September 5, 2024

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Waystar Holding Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on June 10, 2024).

3.2	Amended and Restated Bylaws of Waystar Holding Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on June 10, 2024).

10.1†	Form of Amendment to Outstanding Options Granted under the DerbyTopCo, Inc. 2019 Stock Incentive Plan	X

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lehi, Utah, on November 6, 2024.

WAYSTAR HOLDING CORP.

By:	/s/ Matthew J. Hawkins
	Name:	Matthew J. Hawkins
	Title:	Chief Executive Officer

By:	/s/ Steven M. Oreskovich
	Name:	Steven M. Oreskovich
	Title:	Chief Financial Officer