Form 10-Q
period 2025-03-31
Waystar Holding Corp.
filed 2025-04-30
CIK 1990354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The registrant had outstanding 173,018,999 shares of common stock as of April 21, 2025.

Glossary

The following definitions apply to these terms as used in this Quarterly Report on Form 10-Q:

“2024 Form 10-K” means our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 18, 2025;

“AI” means artificial intelligence;

“Bain” means those certain investment funds of Bain Capital, LP and its affiliates;

“CPPIB” means Canada Pension Plan Investment Board;

“Credit Facilities” means, collectively, the First Lien Credit Facility, the Revolving Credit Facility, and the Receivables Facility;

“EQT” means those certain investment funds of EQT AB and its affiliates;

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

The forward-looking statements contained in this report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following:

●	our operation in a highly competitive industry;
●	our ability to retain our existing clients and attract new clients;
●	our ability to successfully execute on our business strategies in order to grow;
●	our ability to accurately assess the risks related to acquisitions and successfully integrate acquired businesses;
●	our ability to establish and maintain strategic relationships;
●	the growth and success of our clients and overall healthcare transaction volumes;
●	consolidation in the healthcare industry;
●	our selling cycle of variable length to secure new client agreements;
●	our implementation cycle that is dependent on our clients’ timing and resources;
●	our dependence on our senior management team and certain key employees, and our ability to attract and retain highly skilled employees;
●	the accuracy of the estimates and assumptions we use to determine the size of our total addressable market;
●	our ability to develop and market new solutions, or enhance our existing solutions, to respond to technological changes, or evolving industry standards;
●	the interoperability, connectivity, and integration of our solutions with our clients’ and their vendors’ networks and infrastructures;
●	the performance and reliability of internet, mobile, and other infrastructure;
●	the consequences if we cannot obtain, process, use, disclose, or distribute the highly regulated data we require to provide our solutions;
●	our reliance on certain third-party vendors and providers;
●	any errors or malfunctions in our products and solutions;

●	failure by our clients to obtain proper permissions or provide us with accurate and appropriate information;
●	the potential for embezzlement, identity theft, or other similar illegal behavior by our employees or vendors, and a failure of our employees or vendors to observe quality standards or adhere to environmental, social, and governance standards;
●	our compliance with the applicable rules of the National Automated Clearing House Association and the applicable requirements of card networks;
●	increases in card network fees and other changes to fee arrangements;
●	the effect of payer and provider conduct which we cannot control;
●	privacy concerns and security breaches or incidents relating to our platform;
●	the complex and evolving laws and regulations regarding privacy, data protection, and cybersecurity;
●	our ability to adequately protect and enforce our intellectual property rights;
●	our ability to use or license data and integrate third-party technologies;
●	our use of “open source” software;
●	legal proceedings initiated by third parties alleging that we are infringing or otherwise violating their intellectual property rights;
●	claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties;
●	the heavily regulated industry in which we conduct business;
●	the uncertain and evolving healthcare regulatory and political framework;
●	health care laws and data privacy and security laws and regulations governing our Processing of personal information;
●	reduced revenues in response to changes to the healthcare regulatory landscape;
●	legal, regulatory, and other proceedings that could result in adverse outcomes;
●	consumer protection laws and regulations;
●	contractual obligations requiring compliance with certain provisions of Bank Secrecy Act/anti-money laundering laws and regulations;
●	existing laws that regulate our ability to engage in certain marketing activities;
●	our full compliance with website accessibility standards;
●	any changes in our tax rates, the adoption of new tax legislation, or exposure to additional tax liabilities;
●	limitations on our ability to use our net operating losses to offset future taxable income;
●	losses due to asset impairment charges;
●	restrictive covenants in the agreements governing our Credit Facilities;

●	interest rate fluctuations;
●	unavailability of additional capital on acceptable terms or at all;
●	the impact of general macroeconomic conditions;
●	our history of net losses and our ability to achieve or maintain profitability;
●	the interests of the Institutional Investors may be different than the interests of other holders of our securities;
●	our status as an “emerging growth company” and whether the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors; and
●	the other factors described elsewhere in this report, including under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described under the heading “Risk Factors” in our 2024 Form 10-K, or as described in the other documents and reports we file with the SEC.

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

i

Part I - Financial Information

Item 1. Financial Statements

Waystar Holding Corp.

Unaudited Condensed Consolidated Balance Sheets (in Thousands, Except for Share and Per Share Data)

	March 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$223,995	$182,133
Restricted cash	25,723	22,449
Investment securities	24,419	—
Accounts receivable, net of allowance of $5,897 at March 31, 2025 and $5,885 at December 31, 2024	147,264	145,235
Income tax receivable	—	2,838
Prepaid expenses	16,900	14,414
Other current assets	2,249	3,972
Total current assets	440,550	371,041
Property, plant and equipment, net	46,645	46,731
Operating lease right-of-use assets, net	9,896	10,820
Intangible assets, net	1,010,933	1,039,049
Goodwill	3,019,999	3,019,999
Deferred costs	85,088	82,815
Other long-term assets	6,067	6,549
Total assets	$4,619,178	$4,577,004
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$45,064	$47,365
Accrued compensation	15,857	31,589
Aggregated funds payable	25,253	22,059
Other accrued expenses	25,646	15,930
Deferred revenue	11,348	10,527
Current portion of long-term debt	11,228	11,311
Related party current portion of long-term debt	440	357
Current portion of operating lease liabilities	5,538	5,591
Current portion of finance lease liabilities	926	904
Total current liabilities	141,300	145,633
Long-term liabilities
Deferred tax liability	104,927	100,523
Long-term debt, net, less current portion	1,174,879	1,185,411
Related party long-term debt, net, less current portion	43,356	35,211
Operating lease liabilities, net of current portion	11,785	13,133
Finance lease liabilities, net of current portion	11,049	11,290
Deferred revenue–LT	5,692	5,739
Other long-term liabilities	278	278
Total liabilities	1,493,266	1,497,218
Commitments and contingencies (Note 20)
Stockholders’ equity
Preferred stock $0.01 par value - 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; zero shares issued or outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock $0.01 par value - 2,500,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 172,963,709 and 172,108,240 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,730	1,722
Additional paid-in capital	3,315,497	3,298,083
Accumulated other comprehensive income	316	881
Accumulated deficit	(191,631)	(220,900)
Total stockholders’ equity	3,125,912	3,079,786
Total liabilities and stockholders’ equity	$4,619,178	$4,577,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Unaudited Condensed Consolidated Statements of Operations (in Thousands, Except for Share and Per Share Data)

	Three months ended March 31,
	2025	2024
Revenue	$256,435	$224,792
Operating expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	83,345	75,192
Sales and marketing	40,123	33,780
General and administrative	23,300	26,135
Research and development	11,078	10,320
Depreciation and amortization	33,380	44,174
Total operating expenses	191,226	189,601
Income from operations	65,209	35,191
Other expense
Interest expense	(18,257)	(55,812)
Related party interest expense	(643)	(1,372)
Income/(loss) before income taxes	46,309	(21,993)
Income tax expense/(benefit)	17,040	(6,061)
Net income/(loss)	$29,269	$(15,932)
Net income/(loss) per share:
Basic	$0.17	$(0.13)
Diluted	$0.16	$(0.13)
Weighted-average shares outstanding:
Basic	172,188,237	121,675,298
Diluted	180,691,994	121,675,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss) (in Thousands)

	Three months ended March 31,
	2025	2024
Net income/(loss)	$29,269	$(15,932)
Other comprehensive income/(loss), before tax:
Interest rate swaps	(718)	(240)
Available-for-sale securities	(12)	—
Income tax effect:
Interest rate swaps	162	65
Available-for-sale securities	3	—
Other comprehensive income/(loss), net of tax	(565)	(175)
Comprehensive income/(loss), net of tax	$28,704	$(16,107)
(1)Amounts reclassified out of accumulated other comprehensive income/(loss) into net interest expense included $632 and $8,601 for the three months ended March 31, 2025 and 2024, respectively.
(2)The income tax effects of amounts reclassified out of accumulated other comprehensive income/(loss) were ($156) and ($2,088) for the three months ended March 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Three months ended March 31, 2025
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances at December 31, 2024	172,108,240	$1,722	$3,298,083	$881	$(220,900)	$3,079,786
Stock-based compensation	—	—	6,736	—	—	6,736
Settlement of common stock options, net of stock option exercises	855,469	8	10,678	—	—	10,686
Net income	—	—	—	—	29,269	29,269
Other comprehensive income/(loss)	—	—	—	(565)	—	(565)
Balances at March 31, 2025	172,963,709	$1,730	$3,315,497	$316	$(191,631)	$3,125,912

	Three months ended March 31, 2024
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances at December 31, 2023	121,679,902	$1,217	$2,234,688	$15,802	$(201,775)	$2,049,932
Stock-based compensation	—	—	2,528	—	—	2,528
Settlement of common stock options, net of stock option exercises	2,420	1	(23)	—	—	(22)
Repurchase of shares	(22,688)	(1)	(843)	—	—	(844)
Net loss	—	—	—	—	(15,932)	(15,932)
Other comprehensive income/(loss)	—	—	—	(175)	—	(175)
Balances at March 31, 2024	121,659,634	$1,217	$2,236,350	$15,627	$(217,707)	$2,035,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Unaudited Condensed Consolidated Statements of Cash Flows (in Thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income/(loss)	$29,269	$(15,932)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	33,380	44,174
Stock-based compensation	6,744	2,528
Provision for bad debt expense	1,255	556
Loss on extinguishment of debt	—	8,869
Deferred income taxes	4,569	(19,591)
Amortization of debt discount and issuance costs	667	1,680
Changes in:
Accounts receivable	(3,284)	(10,274)
Income tax refundable	2,838	6,811
Prepaid expenses and other current assets	(1,460)	(3,538)
Deferred costs	(2,222)	(4,230)
Other long-term assets	324	(325)
Accounts payable and accrued expenses	(8,130)	(1,280)
Deferred revenue	775	1,711
Operating lease right-of-use assets and lease liabilities	(476)	(429)
Net cash provided by operating activities	64,249	10,730
Cash flows from investing activities
Purchase of property and equipment and capitalization of internally developed software costs	(5,426)	(5,560)
Purchase of investment securities	(24,431)	—
Net cash used in investing activities	(29,857)	(5,560)
Cash flows from financing activities
Change in aggregated funds liability	3,194	3,538
Repurchase of shares	—	(225)
Proceeds from exercise of common stock options	10,686	71
Proceeds from issuances of debt, net of creditor fees	—	535,209
Payments on debt	(2,917)	(516,774)
Third-party fees paid in connection with issuance of new debt	—	(1,410)
Finance lease liabilities paid	(219)	(199)
Net cash provided by financing activities	10,744	20,210
Increase in cash and cash equivalents during the period	45,136	25,380
Cash and cash equivalents and restricted cash–beginning of period	204,582	45,428
Cash and cash equivalents and restricted cash–end of period	$249,718	$70,808
Supplemental disclosures of cash flow information
Interest paid	$19,960	$40,513
Cash taxes paid (refunds received), net	532	(54)
Non-cash investing and financing activities
Fixed asset purchases in accounts payable	56	518
Reconciliation of Balance Sheet Cash Accounts to Cash Flow Statement
Balance sheet
Cash and cash equivalents	223,995	57,337
Restricted cash	25,723	13,471
Total	249,718	70,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Business

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

No liability associated with such indemnifications was recorded as of March 31, 2025 and December 31, 2024.

2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The financial statements include the consolidated balance sheets, statements of operations, statements of comprehensive income/(loss), statements of changes in stockholders’ equity, and statements of cash flows of Waystar and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024 in the 2024 Annual Report on Form 10 - K filed with the SEC on February 18, 2025 (the “2024 Annual Report”).

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Contract Costs

Incremental Costs of Obtaining a Contract

Incremental costs of obtaining a contract primarily include commissions paid to our internal sales personnel. We consider all such commissions to be both incremental and recoverable since they are only paid when a contract is secured. These capitalized costs are amortized on a straight-line basis over the expected period of benefit, which is determined based on the average customer life, which includes anticipated renewals of contracts. As of March 31, 2025 and December 31, 2024, the total unamortized costs reported as deferred costs on our balance sheet amounted to $29.4 million and $29.0 million, respectively, for internal sales commissions. For the three months ended March 31, 2025 and 2024, amortization related to the sales commission asset was $3.1 million and $2.4 million, respectively. The aforementioned amortization amounts are included in sales and marketing in our consolidated statements of operations.

Costs to Fulfill a Contract

We capitalize costs incurred to fulfill contracts that i) relate directly to the contract, ii) are expected to generate resources that will be used to satisfy performance obligations under the contract, and iii) are expected to be recovered through revenue generated under the contract. Costs incurred to implement clients on our solutions (e.g., direct labor) are capitalized and amortized on a straight-line basis over the estimated customer life if we expect to recover those costs. As of March 31, 2025 and December 31, 2024, the total unamortized costs reported as deferred costs on our balance sheet amounted to $55.7 million and $53.8 million, respectively, for fulfillment costs. For the three months March 31, 2025 and 2024, amortization related to the fulfillment cost asset was $3.7 million and $2.7 million, respectively. The aforementioned amortization amounts are included in the costs of revenue in our consolidated statements of operations.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

There were no impairment losses relating to deferred costs during the periods presented.

Channel Partners

We account for fees paid to channel partners within sales and marketing expenses in the accompanying consolidated statements of operations. For the three months ended March 31, 2025 and 2024, we recorded fees to all channel partners of $18.2 million and $14.5 million, respectively. As we are primarily responsible for contracting with and fulfilling contracts for the end user, we record revenue gross of related channel partner fees.

Cash and cash equivalents

We consider highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any credit losses in such accounts.

Investment securities

Our short-term investments, which consist of debt securities, are stated at fair value. These debt securities have been categorized as available-for-sale and classified as current assets given their maturity date is twelve months or less. Unrealized holding gains and losses for debt securities, net of applicable deferred taxes, are included in other comprehensive income or loss as a component of stockholders’ equity until realized from a sale or an expected credit loss is recognized. For the purpose of determining realized gross gains and losses for debt securities sold, that are included as a component of interest income/(expense) in the consolidated statements of income, the cost of investment securities sold is based upon specific identification.

Under the current expected credit losses model expected losses on available for sale debt securities are recognized through an allowance for credit losses rather than as reductions in the amortized cost of securities. For debt securities whose fair value is less than their amortized cost which we do not intend to sell or are not required to sell, we evaluate the expected cash flows to be received as compared to amortized cost and determine if an expected credit loss has occurred. In the event of any expected credit loss, only the amount of impairment associated with the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income. To the extent we have the intent to sell the debt security, or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.

There were no impairment losses relating to our investment securities during the periods presented.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-13, “Expense Disaggregation Disclosures.” The standard is intended to benefit investors by providing more detailed information about expenses that is critically important in understanding an entity’s performance, assessing an entity’s prospects for future cash flows, and comparing an entity’s performance over time and with that of other entities. For public business entities, this ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the effect of the adoption of this amendment on our consolidated financial statements.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Revenue Recognition

Disaggregation of Revenue

The following table presents revenues disaggregated by revenue type and the timing of revenue recognition (in thousands):

		Three months ended March 31,
	Recognition	2025	2024
Subscription revenue	Over time	$125,041	$106,079
Volume-based revenue	Over time	129,918	117,144
Implementation services and other revenue	Various	1,476	1,569
Total revenues		$256,435	$224,792

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

Revenue recognized from amounts included in deferred revenue as of the beginning of the period was $8.2 million and $8.7 million for the three months ended March 31, 2025 and 2024, respectively.

Transaction Price Allocated to Remaining Performance Obligations

At March 31, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the next 12 months and greater than 12 months was $69.7 million and $18.7 million, respectively.

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

4. Segments

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

Three months ended March 31,
($in thousands)	2025	2024

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Total Revenue	$256,435	$224,792
Less:
Materials and connectivity	60,392	54,184
Labor and associated expenses	22,893	21,008
Research and development	11,078	10,320
Sales and marketing	40,123	33,780
General and administrative	23,300	26,135
Depreciation	5,265	5,094
Amortization	28,115	39,080
Interest and non-operating expenses, net	18,960	57,184
Income tax expense (benefit)	17,040	(6,061)
Segment Net income (loss)	$29,269	$(15,932)
Consolidated Net income (loss)	$29,269	$(15,932)

5. Investment Securities

The following table summarizes unrealized positions for our investment securities classified as available-for-sale fixed-maturity debt securities, disaggregated by class of instrument (in thousands) as of March 31, 2025.

			Total	Total
		Allowance for	Unrealized	Unrealized
	Amortized Cost	Credit Losses	Gains	Losses	Fair Value
Available-for-sale fixed-maturity securities
Commercial Paper	$19,390	$—	$—	$7	$19,383
Corporate Notes	5,041	—	—	5	$5,036
Total	$24,431	$—	$—	$12	$24,419

The Company did not own any available-for-sale fixed-maturity securities as of December 31, 2024.

6. Fair Value Measurements and Disclosures

The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
March 31, 2025
Available-for-sale fixed-maturity securities
Commercial paper	Investment securities	$19,383	$—	$19,383	$—
Corporate notes	Investment securities	$5,036	$—	$5,036	$—
Money market funds	Cash and cash equivalents	$25,629	$25,629	$—	$—
Other financial assets:
Interest rate swaps	Other current assets	$431	$—	$431	$—
December 31, 2024
Other financial assets:
Interest rate swaps	Other current assets	$1,127	$—	$1,127	$—
Interest rate swaps	Other long-term assets	$22	$—	$22	$—

The fair values of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected SOFR. The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities. The carrying value of our first lien term loan facility was $1,160.6 million and $1,163.5 million compared to a fair value of $1,153.3 million and $1,169.4 million at March 31, 2025 and December 31, 2024, respectively. There were no transfers in or out of Level 3 during the periods presented.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2025 and December 31, 2024, the carrying value of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. Swaps are Level 2 instruments whose fair value is derived from discounted cash flows adjusted for nonperformance risk. Investment securities are Level 2 instruments whose fair value is observed through market data of similar securities. Money market funds are Level 1 instruments whose fair value is observed through daily quoted prices of similar assets. Money market funds are considered cash equivalents because they have a maturity of less than three months and are highly liquid.

7. Property and Equipment, Net

The balances of the major classes of property and equipment are as follows (in thousands):

	March 31, 2025	December 31, 2024
Computer hardware	$39,922	$39,833
Capitalized internal-use software	43,644	40,281
Purchased computer software	22,905	22,789
Furniture and fixtures	3,824	3,642
Office equipment	247	247
Leasehold improvements	4,111	3,778
Internal-use software in progress	16,457	15,361
	131,110	125,931
Accumulated depreciation	(84,465)	(79,200)
	$46,645	$46,731

Depreciation of fixed assets, including the amortization of capitalized software, for the three months ended March 31, 2025 and 2024 was $5.3 million and $5.1 million, respectively.

We capitalized $4.5 million and $3.8 million in software development costs for the three months ended March 31, 2025 and 2024, respectively. Amortization of capitalized software was $3.4 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. The net book value of capitalized software development costs was $30.7 million and $29.6 million as of March 31, 2025 and December 31, 2024, respectively.

There were no impairments of property and equipment for the three months ended March 31, 2025 and 2024, respectively.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

8. Goodwill and Other Intangible Assets

Goodwill has a balance of $3.0 billion as of both March 31, 2025 and December 31, 2024. There were no additions, disposals or impairments to goodwill during the three months ended March 31, 2025 and 2024.

Amortization for definite-lived intangible assets is as follows (in thousands, except useful life):

				Weighted-
			Net	Average
	Gross Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Value	Useful Life
As of March 31, 2025
Customer relationships	$1,429,400	$(464,449)	$964,951	10.8
Purchased developed technology	81,800	(54,173)	27,627	4.2
Tradenames and trademarks	40,700	(22,345)	18,355	4.5
Total	$1,551,900	$(540,967)	$1,010,933
As of December 31, 2024
Customer relationships	$1,429,400	$(440,729)	$988,671	11.1
Purchased developed technology	81,800	(50,875)	30,925	4.2
Tradenames and trademarks	40,700	(21,247)	19,453	4.7
Total	$1,551,900	$(512,851)	$1,039,049

Amortization expense was $28.1 million and $39.1 million for the three months ended March 31, 2025 and 2024, respectively.

9. Leases

The following table presents components of lease expense for the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Three months ended March 31,
	2025	2024
Finance lease cost
Amortization of right-of-use assets	$—	$397
Interest on lease liabilities	180	192
Operating lease cost	1,138	913
Variable lease cost	266	42
Short-term lease	196	207
Total lease cost	$1,780	$1,751

Maturities of lease liabilities as of March 31, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
2025	$4,728	$1,204
2026	5,486	1,641
2027	3,191	1,678
2028	2,868	1,714
2029	1,404	1,752
Thereafter	1,360	7,557
Total future minimum lease payments	19,037	15,546
Less: Interest	1,714	3,571
Total	$17,323	$11,975

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Supplemental cash flow information related to leases for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,614	$1,342
Financing cash flows for financing leases	399	392
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$—

Supplemental balance sheet information related to leases as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	3.9	4.1
Financing leases	8.8	9.1
Weighted average discount rate:
Operating leases	4.7	4.7
Financing leases	5.9	5.9

10. Income Taxes

We recognized income tax expense of $17.0 million and income tax benefit of $6.1 million for the three months ended March 31, 2025 and 2024, respectively, based on the year-to-date pre-tax income. The Company’s effective income tax rate was 36.8% and 27.4% for the three months ended March 31, 2025 and 2024, respectively. Differences in the effective tax rate and statutory federal income tax rate of 21% are primarily driven by the impact of certain limitations on the deductibility of stock-based compensation recognized for financial reporting purposes as well as state income taxes and research and development credits claimed.

11. Accounts Receivable Securitization

As of both March 31, 2025 and December 31, 2024, we had $80.0 million outstanding under a receivables financing agreement with a counterparty as the lender, which provides for a three-year receivables facility with a limit of $80 million (the “Receivables Facility”). Pursuant to the Receivables Facility, we sell and/or contribute current and future receivables to Waystar RC, LLC as the Special Purpose Entity (“SPE”). The SPE, in turn, pledges its interests in the receivables to the counterparty, which either makes loans or issues letters of credit on behalf of the SPE. All receivables remain on our balance sheet as they continue to be the property of our consolidated entities under the securitization.

The interest rate under the Receivables Facility is 1.61% per annum above the SOFR rate with a minimum base of 0%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the Receivables Facility is paid monthly in arrears. At March 31, 2025, the effective interest rate for the Receivables Facility is 5.93%.

All principal under the Receivables Facility is due on October 31, 2026.

The Receivables Facility contains certain covenants which, among other things, require we maintain certain collection thresholds with respect to our accounts receivable. We were in compliance with all such debt covenants during the periods presented.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

12. Debt

Debt instruments consist primarily of term notes, revolving lines of credit, and a Receivables Facility as follows (in thousands):

	March 31,	December 31,
	2025	2024
First lien term loan facility outstanding debt	$1,160,628	$1,163,545
Revolving credit facility	—	—
Receivables facility outstanding debt	80,000	80,000
Total outstanding debt	1,240,628	1,243,545
Unamortized debt issuance costs	(10,725)	(11,255)
Current portion of long-term debt	(11,668)	(11,668)
Total long-term debt, net	$1,218,235	$1,220,622

The maturity of long-term principal payments (excluding debt discount) at March 31, 2025 is as follows (in thousands):

2025	$8,751
2026	91,668
2027	11,668
2028	11,668
2029	1,116,873
$1,240,628

As of March 31, 2025 and December 31, 2024, there is no outstanding balance on our revolving credit facility. The interest rate under the revolving credit facility is 1.75% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. At March 31, 2025, the effective interest rate for the revolving credit facility is 6.07%.

The interest rate under the amended First Lien Credit Facility is 2.25% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the First Lien Credit Facility is paid monthly in arrears. At March 31, 2025, the effective interest rate for First Lien Credit Facility is 6.82%.

Principal on the First Lien Credit Facility is payable in 20 equal quarterly installments with the remaining balance to be paid on October 22, 2029. As of March 31, 2025, there are 18 payments remaining. The First Lien Credit Agreement contains certain covenants which, among other things, restrict our ability to incur additional indebtedness. We were in compliance with such debt covenants as of March 31, 2025.

We had unamortized debt issuance costs of $10.7 million and $11.3 million as of March 31, 2025 and December 31, 2024, respectively.

In connection with the Revolving Credit Facility, unamortized debt issuance costs were $1.9 million and $2.1 million as of March 31, 2025 and December 31, 2024, respectively.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

13. Derivative Financial Instruments

To mitigate the risk of a rise in interest rates on the First Lien Credit Facility, we entered into an interest rate swap on January 13, 2023. We attempt to minimize our interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative instruments. The interest rate swaps mitigate the exposure on the variable component of interest on our First Lien Credit Facility. The interest rate swap results in the fixed interest rate shown in the table below on the swapped portion of the First Lien Credit Facility. Our swap was entered into with a financial institution that participates in the First Lien Credit Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.

As of March 31, 2025 and December 31, 2024, we have the following interest rate swap agreement designated as a hedging instruments:

Effective Dates	Floating Rate Debt	Fixed Rates
January 31, 2023 through January 31, 2026	$506.7 million	3.87%

The gain or loss on the swap is recognized in accumulated other comprehensive income/(loss) and reclassified into earnings as adjustments to interest expense in the same period or periods during which the swap affects earnings. Gains or losses on the swap representing hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The effect of derivative instruments designated as hedging instruments on the accompanying consolidated financial statements is as follows (in thousands):

				Total interest
	Amount of Gain or	Location of Gain or	Amount of Gain or	Expense on
	(Loss) Recognized	(Loss) Reclassified	(Loss) Reclassified	Consolidated
	in AOCI/AOCL on	from AOCI/AOCL	from AOCI/AOCL	Statements of
Derivatives - Cash Flow Hedging Relationships	Derivative	into Income	into Income	Operations
Interest rate swaps:
Three months Ended March 31, 2025	$(556)	Interest expense	$573	$(18,900)
Three months Ended March 31, 2024	$(175)	Interest expense	$8,601	$(57,184)

The net amount of accumulated other comprehensive income expected to be reclassified to interest income in the next twelve months is $0.3 million.

14. Related Party Transactions

At March 31, 2025 and December 31, 2024, we had $43.8 million and $35.6 million, respectively, of outstanding debt as part of the first lien term loan facility from Bain Affiliated Funds and CPPIB Credit Investments III Inc., affiliates of Bain Capital LP and Canada Pension Plan Investment Board (“Affiliated Debtholders”). Interest expense associated with and paid to Affiliated Debtholders was $0.6 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

Canada Pension Plan Investment Board has an ownership interest in us and a significant interest in the landlord that leases us office space under an operating lease agreement in Houston, Texas. For the three months ended March 31, 2025 and 2024, we expensed zero and $0.1 million, respectively, for this office space lease in general and administrative expense.

Bain Capital LP has an ownership interest in us and a significant interest in some clients for whom we provide software solutions. For the three months ended March 31, 2025 and 2024, we earned revenue of $0.6 million from five clients and $0.4 million from four clients, respectively. They also have an ownership interest in us and a significant interest in two vendors that provide us with software solutions. For the three months ended March 31, 2025 and 2024, we expensed $0.6 million and $0.1 million, respectively, for software services from these vendors in cost of revenue expense.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

15. Common and Preferred Stock

Prior to our initial public offering (“IPO”), we authorized the issuance of 225,000,000 shares of common stock, par value $0.01 per share and 2,000,000 shares of Class A common stock, par value $0.01 per share. There were 121,243,101 common stock shares issued and outstanding as of December 31, 2023. There were 436,801 Class A common stock shares issued and outstanding as of December 31, 2023. Both common stock and Class A common stock had the same dividend and liquidation rights. However, each share of common stock was entitled to one vote and each share of the Class A common stock was not entitled to a vote.

In connection with our IPO, the Company’s amended and restated certificate of incorporation became effective on June 10, 2024, which authorizes the issuance of 2,500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. The shares of preferred stock have rights and preferences, including voting rights, designated from time to time by the Board of Directors. In connection with the amendment and restatement of the Company’s certificate of incorporation effective on the IPO date, the Class A common stock shares were automatically reclassified as, and became, one share of common stock. There were 172,963,709 and 172,108,240 common stock shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. There were no shares of preferred stock issued and outstanding as of March 31, 2025 and December 31, 2024.

16. Retirement Plans

We maintain qualified 401(k) plans which cover substantially all employees meeting certain eligibility requirements. Participants may contribute a portion of their compensation to the plans, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Under these plans, we contribute various percentages of employees’ salaries to the plans. Total expenses included in operating expenses in the accompanying consolidated statement of operations related to the plans were $1.3 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

17. Stock-based Compensation

Equity incentive plans

On October 22, 2019, the Board of Directors approved the Waystar Holding Corp. 2019 Stock Incentive Plan (“2019 Waystar Holding Plan”). Under this plan, we can issue up to 9.9 million options or other equity awards. The granted awards contain service criteria, performance criteria, market conditions, or a combination thereof for vesting and have a 10 year contractual term. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. Options with a performance condition and a market condition vest based upon a change in control, initial public offering, or a sponsor distribution or deemed return if the investors have achieved specified levels of return on investment. In addition, as part of a change in control in 2019, 3.1 million fully vested rollover options remain outstanding.

The Board of Directors approved the Waystar Holding Corp. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), effective as of June 6, 2024, the date of pricing of our IPO. Under this plan, we can issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of the Company’s Common Stock, restricted stock units, and other equity-based awards tied to the value of the Company’s shares. Under this plan, we can issue up to 10 million options and other equity awards, subject to annual increases as outlined under the plan. The number of shares available to be issued automatically increases on the first day of each fiscal year beginning next year by a number of shares equal to the lesser of the positive difference, if any, between 5% of the outstanding common stock on the last day of the immediately preceding fiscal year, minus the plan share reserve on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. The restricted stock units (“RSUs”) under the 2024 Equity Incentive Plan generally vest over 4 or 5 years with 25% or 20% vesting, respectively, in equal vesting installments. As of March 31, 2025, 8.6 million shares were available for future grants under the plan.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

The Board of Directors approved the Waystar Holding Corp. 2024 Employee Stock Purchase Plan (the “ESPP”), effective as of June 6, 2024, the date of pricing of our IPO. A total of 3,250,000 shares of common stock are initially reserved for the ESPP. The number of shares available to be issued for the ESPP will automatically increase each fiscal year beginning next year by a number of shares equal to the lesser of the positive difference, if any, between 1% of the outstanding common stock on the last day of the immediately preceding fiscal year and the number of shares of common stock available for the issuance of shares pursuant to the plan on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. The number of shares available to be issued for the ESPP will not exceed 27,000,000 as outlined in the plan agreement. Our employees contribute funds via payroll deductions during the offering periods, which are used to buy Waystar common shares at a discount of up to 15% of the purchase price at the purchase date. The initial offering period is March 1, 2025 through June 30, 2025 with the purchase date of June 30, 2025. For the three months ending March 31, 2025 and 2024, expense of $0.1 million and zero, respectively, has been recorded which represents the 15% discount given to the employees under the ESPP.

Stock Options

We utilize the Black-Scholes option pricing model to estimate the fair value of the service condition options under all plans and the Monte Carlo pricing model to estimate the fair value of the performance condition options under the 2019 Waystar Holding Plan. We value both types of options at the grant date using the following assumptions:

●	Risk-free interest rate—reflects the average rate on the United States Treasury bond with maturity equal to the expected term of the option;
●	Expected dividend yield—as we do not currently pay dividends or expect to pay dividends in the near future, the expected dividend yield is zero;
●	Expected term of stock award – under the 2024 Equity Incentive Plan, we utilized the simplified method due to the lack of historical experience activity for Waystar. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. Under the 2019 Waystar Holding Corp. Plan, it is based on historical experience that is modified based on expected future changes;
●	Expected volatility in stock price—reflects the historical volatility of comparable public companies over the expected term of the stock option.

No additional options were granted during the three months ended March 31, 2025. The weighted average grant date fair value of options granted during the three months ended March 31, 2024 was $18.43 per share. As of March 31, 2025, we had 6.9 million fully vested options with a weighted average exercise price of $12.26 per share, an aggregate intrinsic value of $172.8 million and an average remaining contractual term of 4.0 years. The total fair value of options vested for the three months ended March 31, 2025 and 2024 were $2.3 million and $1.3 million, respectively.

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

Information pertaining to option activity under all plans (including rollover options) during the three months ending March 31, 2025 and 2024 is as follows:

			Weighted
		Weighted average	average
	Number of	exercise price per	remaining
	options	share	contractual life
Outstanding December 31, 2024	16,511,128	$17.57	5.8
Granted	—	—
Exercised	(855,469)	12.49
Forfeited	(30,976)	23.63
Outstanding March 31, 2025	15,624,683	17.84	5.7

			Weighted
		Weighted average	average
	Number of	exercise price per	remaining
	options	share	contractual life
Outstanding December 31, 2023	13,032,541	$15.20	5.7
Granted	205,700	37.20
Exercised	(2,420)	24.47
Forfeited	(29,040)	16.53
Outstanding March 31, 2024	13,206,781	15.53	5.5

The following is a summary of the significant assumptions used in estimating the fair value of options granted during the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Risk free interest rate	N/A	3.76% - 4.31%
Expected dividend yield	N/A	0%
Expected term of stock award	N/A	1.3 - 5
Expected volatility in stock price	N/A	51.54% - 51.89%

The aggregate intrinsic value of options exercised (the difference between the fair market value of our stock on the date of exercise and the exercise price) was approximately $25.0 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively.

We expect to incur compensation expense of approximately $47.6 million over a weighted average of 3.5 years for all unvested time-based awards outstanding on March 31, 2025.

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

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes RSU activity during the three months ended March 31, 2025. There was no RSU activity prior to the initial grant of RSUs on June 10, 2024.

		Weighted
	Number of	average grant
	shares	date fair value
Outstanding December 31, 2024	2,089,241	$21.91
Granted	11,822	38.17
Vested	—	—
Forfeited	(7,607)	21.50
Outstanding March 31, 2025	2,093,456	22.00

We expect to incur compensation expense of $37.7 million over a weighted average of 4.2 years for all unvested RSUs outstanding on March 31, 2025.

Stock-based Compensation

We recorded $6.7 million and $2.5 million of stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively.

Stock-based compensation expense was recorded in the following cost and expense categories in the consolidated statements of operations:

	Three months ended March 31,
	2025	2024
Cost of revenue	$231	$122
General and administrative	4,106	1,540
Sales and marketing	1,392	478
Research and development	1,015	388
Total	6,744	2,528

18. Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Other taxes payable	$14,822	$8,026
Accrued severance	536	—
Retirement plan payable	638	497
Accrued self insurance claims	2,396	1,064
Accrued interest	384	597
Other	6,870	5,746
Total	$25,646	$15,930

Waystar Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

19. Income/ (Loss) Per Share

A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows (in thousands, except for share and per share data):

	Three months ended March 31,
	2025	2024
Basic income/(loss) per share:
Net income/(loss)	$29,269	$(15,932)
Net income/(loss) attributable to common shares	$29,269	$(15,932)
Weighted average common stock outstanding–(voting)	172,188,237	121,238,497
Weighted average common stock outstanding–(non-voting)	—	436,801
Basic weighted average common stock outstanding	172,188,237	121,675,298
Basic income/(loss) per share	$0.17	$(0.13)

Diluted income/(loss) per share:
Net income/(loss)	$29,269	(15,932)
Net income/(loss) attributable to common shares	$29,269	$(15,932)
Dilutive effect of stock options – (voting)	7,392,322	—
Dilutive effect of RSUs – (voting)	1,111,435	—
Weighted average common stock outstanding–(voting)	180,691,994	121,238,497
Weighted average common stock outstanding–(non-voting)	—	436,801
Diluted weighted average common stock outstanding	180,691,994	121,675,298
Diluted income/(loss) per share	$0.16	$(0.13)

Because of their anti-dilutive effect, zero and 5,419,789 common share equivalents comprised of stock options have been excluded from the diluted earnings per share calculation for the three months ended March 31, 2025 and 2024, respectively.

20. Commitments and Contingencies

We may be subject to legal proceedings, claims, asserted or unasserted, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

21. Subsequent Events

We have evaluated subsequent events through the date of issuance.

On April 1, 2025 and April 9, 2025, we entered into two new interest rate swaps to further mitigate the risk of a rise in interest rates on our First Lien Credit Facility. The interest rate swaps result in the fixed interest rates shown below on the swapped portion of the First Lien Credit Facility. The following interest rate swap agreements are designated as a hedging instrument:

Effective Dates	Floating Rate Debt	Fixed Rates
April 1, 2025 through January 30, 2026	$80.0 million	3.59%
January 31, 2026 through March 31, 2027	$275.0 million	3.59%
January 31, 2026 through March 31, 2027	$275.0 million	3.27%

No other significant subsequent events have occurred through the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Waystar Holding Corp. (“Waystar”, the “Company”, “we”, “us”, and “our”) financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Form 10-Q, and the consolidated financial statements and related notes included in the 2024 Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside the Company’s control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Cautionary Statement Concerning Forward-Looking Statements” above and “Risk Factors” in the 2024 Form 10-K and our other filings with the SEC.

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

We have demonstrated an ability to drive recurring, predictable, and profitable growth. Over 99% of our revenue is either recurring subscription or based on highly predictable volumes. For the twelve months ended March 31, 2025, our Net Revenue Retention Rate was 113.5% and we have 1,244 clients as of March 31, 2025 generating over $100,000 over the same twelve-month period. For the three months ended March 31, 2025, we generated revenue of $256.4 million (reflecting a 14.1% increase compared to revenue of $224.8 million for the same period in the prior year), net income of $29.3 million (compared to net loss of $15.9 million for the same period in the prior year), and Adjusted EBITDA of $107.7 million (reflecting a 16.2% increase compared to Adjusted EBITDA of $92.8 million for the same period in the prior year).

Initial Public Offering

In June 2024, we completed an initial public offering (the “IPO”) of 45,000,000 shares of common stock at a price of $21.50 per share. After underwriting discounts and commissions of $53.2 million, we received total proceeds from the offering of $914.3 million. On July 5, 2024, pursuant to the option granted to the underwriters for a period of 30 days from the date of the Prospectus to purchase up to 6,750,000 additional shares of common stock from us at the IPO price less the underwriting discount, the underwriters exercised the right to purchase 5,059,010 additional shares of common stock, resulting in additional net proceeds of $102.8 million, after deducting underwriting discounts and commissions of $6.0 million. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period. See Item 1, Financial Statements, Note 1 (Business) in the 2024 Form 10-K for more information.

Secondary Offering

On February 24, 2025, the Institutional Investors closed an underwritten public offering of 23,000,000 shares of our common stock (inclusive of the underwriters’ option to purchase additional shares) (the “Secondary Offering”). The Company did not sell any shares in the offering or receive any proceeds from the offering. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, dated as of June 10, 2024, by and among the Company, the Institutional Investors, and certain other parties thereto, we paid $1.4 million in certain expenses on behalf of the selling stockholders related to this offering, while the selling stockholders paid all applicable underwriting discounts and commissions.

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

Impacts of Our Competitor’s Cybersecurity Attack

Following the February 2024 cybersecurity incident involving one of our competitors, more than 30,000 providers, including a significant number of large health systems and ambulatory providers, began adopting our solutions, and we were able to implement our solutions for many of these new clients in as little as 48 hours. This incident and our response to it generated an approximately $10 million increase in revenue when comparing the three months ended March 31, 2025 and 2024. This increase was due to increased win rates above our historically competitive rates and associated accelerated implementation timeline.

Impacts of the IPO

●	Debt Repayment. We used proceeds from our IPO to repay an aggregate of $1.0 billion in outstanding principal amount on our First Lien Credit Facility in the second and third quarters of fiscal 2024. This debt repayment has contributed to lower interest expense for the three months ended March 31, 2025 compared to the same period in the prior year.
●	Stock-Based Compensation Expenses. We expect to recognize stock-based compensation expense of $17.9 million per year over the applicable vesting periods in connection with equity awards granted in connection with the IPO. Such stock-based compensation expense will be reflected in our results of operations from the closing date of the IPO through the applicable vesting periods of such awards.
●	Incremental Public Company Expenses. Following the IPO, we have begun to incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relation expenses. These costs will generally be expensed under general and administrative expenses.

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

●	Subscription revenue. Reflects recurring monthly provider count fees and minimum amounts owed. The vast majority of subscription revenue is generated by provider solutions, which constituted approximately 70% of total revenue in each of the three months ended March 31, 2025 and 2024.
●	Volume-based revenue. Represents recurring fees associated with transaction count or dollar volumes in excess of minimums. Generally, approximately half of our volume-based revenue is generated from provider solutions that are based on transaction count, with the other half from patient payments solutions that are based on either dollar volumes or transaction count.

We also derive revenue from implementation fees for our software, as well as hardware sales to facilitate patient payments. Our implementation fees are billed upfront and the revenue is recognized ratably over the contract term.

Cost of Revenue (Exclusive of Depreciation and Amortization)

Cost of revenue includes salaries, stock-based compensation, and benefits (“personnel costs”) for our team members who are focused on implementation, support, and other client-focused operations, as well as team members focused on enhancing and developing our platform. Cost of revenue also includes costs for third-party technology such as interchange fees and infrastructure related to the operations of our platform, including communicating and processing patient payments, and services to support the delivery of our solutions. Third-party costs for patient payments solutions are approximately 60% of the revenue generated from these solutions, while third-party costs for provider solutions are approximately 6% to 8% of the associated revenue, in each case, for the three months ended March 31, 2025 and 2024.

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

Research and Development

Research and development costs consist primarily of personnel costs for team members engaged in research and development activities as well as third-party fees. All such costs are expensed as incurred, except for capitalized software development costs.

Depreciation and Amortization

Depreciation and amortization consists of the depreciation of property and equipment and amortization of certain intangible assets, including capitalized software.

Other Expense

Other expense consists primarily of interest expense and related-party interest expense, inclusive of the impact of interest rate swaps.

Income Tax Expense/(Benefit)

Income tax expense/(benefit) includes current income tax and income tax credits from deferred taxes. Income tax expense/(benefit) is recognized in profit and loss except to the extent that it relates to items recognized in equity or other comprehensive income, in which case the income tax expense/(benefit) is also recognized in equity or other comprehensive income.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Three months ended March 31,
	2025		2024		Change
($in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue	$256,435	100.0%	$224,792	100.0%	$31,643	14.1%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	83,345	32.5%	75,192	33.4%	8,153	10.8%
Sales and marketing	40,123	15.6%	33,780	15.0%	6,343	18.8%
General and administrative	23,300	9.1%	26,135	11.6%	(2,835)	(10.8)%
Research and development	11,078	4.3%	10,320	4.6%	758	7.3%
Depreciation and amortization	33,380	13.0%	44,174	19.7%	(10,794)	(24.4)%
Total operating expenses	191,226	74.6%	189,601	84.3%	1,625	0.8%
Income from operations	65,209	25.4%	35,191	15.7%	30,018	85.3%
Other expense
Interest expense	(18,257)	(7.1)%	(55,812)	(24.8)%	37,555	(67.2)%
Related party interest expense	(643)	(0.3)%	(1,372)	(0.6)%	729	(53.1)%
Income/(loss) before income taxes	46,309	18.1%	(21,993)	(9.8)%	68,302	NM
Income tax expense/(benefit)	17,040	6.6%	(6,061)	(2.7)%	23,101	NM
Net income/(loss)	$29,269	11.4%	$(15,932)	(7.1)%	$45,201	NM

Revenue

	Three months ended March 31,
	2025		2024		Change
($in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue
Subscription revenue	$125,041	48.8%	$106,079	47.2%	$18,962	17.9%
Volume-based revenue	129,918	50.7%	117,144	52.1%	12,774	10.9%
Services and other revenue	1,476	0.6%	1,569	0.7%	(93)	(5.9)%
Total Revenue	$256,435	100.0%	$224,792	100.0%	$31,643	14.1%

Revenue was $256.4 million for the three months ended March 31, 2025 as compared to $224.8 million for the three months ended March 31, 2024, an increase of $31.6 million, or 14.1%, of which $19.0 million was attributed to subscription revenue from new and existing clients, almost all of which was generated by provider solutions. Another $12.8 million was attributed to volume-based revenue primarily related to expansion of existing client usage and acquired clients, almost all of which was generated by patient payments solutions.

Included within the revenue increase over the period is an estimated $10 million due to heightened win rates above our historically high rates and accelerated implementation timelines related to the cybersecurity incident involving one of our competitors in February 2024.

Cost of Revenue (Exclusive of Depreciation and Amortization)

Cost of revenue was $83.3 million for the three months ended March 31, 2025 as compared to $75.2 million for the three months ended March 31, 2024, an increase of $8.2 million, or 10.8%. The increase was primarily driven by $6.3 million in increased costs stemming from higher transaction volumes and associated third-party costs, including higher platform usage, of which approximately $8.6 million was from costs associated with patient payment solutions, offset by a decrease of $2.3 million decrease from costs associated with provider solutions, primarily from timing of prior acquisition synergy attainment.

Sales and Marketing

Sales and marketing expense was $40.1 million for the three months ended March 31, 2025 as compared to $33.8 million for the three months ended March 31, 2024, an increase of $6.3 million, or 18.8%. The increase was driven by an increase in channel partner fees and amortization of the internal sales commission deferred contract costs assets of $4.5 million associated with revenue growth. Additionally, there was an increase of $1.0 million in personnel costs and $0.9 million in stock-based compensation expense.

General and Administrative

General and administrative expense was $23.3 million for the three months ended March 31, 2025 as compared to $26.1 million for the three months ended March 31, 2024, a decrease of $2.8 million, or 10.8%. $8.2 million of the decrease was primarily driven by third party fees paid in connection with the refinancing of the First Lien Credit Facility and payoff of the Second Lien Credit Facility in February 2024. This was partially offset by a $2.6 million increase in stock-based compensation expense, as well as increased personnel costs of $1.6 million.

Research and Development

Research and development expense was $11.1 million for the three months ended March 31, 2025 as compared to $10.3 million for the three months ended March 31, 2024, an increase of $0.8 million, or 7.3%. The increase was primarily driven by increased stock-based compensation expense of $0.6 million.

Depreciation and Amortization

Depreciation and amortization expense was $33.4 million for the three months ended March 31, 2025, as compared to $44.2 million for the three months ended March 31, 2024, a decrease of $10.8 million, or 24.4%. The decrease was due to several intangible assets becoming fully amortized in the three months ended December 31, 2024, driving a decrease in intangible amortization.

Other Expense

Total interest expense was $18.9 million for the three months ended March 31, 2025 as compared to $57.2 million for the three months ended March 31, 2024, a decrease of $38.3 million, or 66.9%. $27.6 million of the decrease, net of the impact of interest rate swaps, was driven by First Lien Credit Facility paydowns during 2024 totaling $1.0 billion. Additionally, $8.9 million of the decrease was due to a loss on extinguishment of debt that occurred during the three months ended March 31, 2024.

Income Tax Expense/ (Benefit)

Income tax expense was $17.0 million for the three months ended March 31, 2025, as compared to an income tax benefit of $6.1 million for the three months ended March 31, 2024, an increase of $23.1 million. The increase was primarily driven by the increase in pre-tax income/(loss), as well as additional deferred tax expense related to non-deductible stock-based compensation expense recognized in the current period.

Non-GAAP Financial Measures

We present adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per share as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes these non-GAAP financial measures are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate, and capital investments. Management uses these to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish discretionary annual incentive compensation, and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone provide.

Adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per share are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) or net income (loss) margin as measures of financial performance or cash provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. The presentations of these measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. A reconciliation is provided below for our non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA and Adjusted EBITDA Margin

We define adjusted EBITDA as net income / (loss) before interest expense, net, income tax expense / (benefit), depreciation and amortization, and as further adjusted for stock-based compensation expense, acquisition and integration costs, asset and lease impairments, costs related to amended debt agreements, and costs related to our IPO and the Secondary Offering. Adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.

The following table presents a reconciliation of net income / (loss) to adjusted EBITDA and net income / (loss) margin to adjusted EBITDA margin for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($in thousands)	2025	2024
Net income/(loss)	$29,269	$(15,932)
Interest expense	18,900	57,184
Income tax expense/(benefit)	17,040	(6,061)
Depreciation and amortization	33,380	44,174
Stock-based compensation expense	6,744	2,528
Acquisition and integration costs	229	302
Costs related to amended debt agreements	—	10,402
IPO and Secondary Offering expenses	1,430	164
Other (a)	754	—
Adjusted EBITDA	$107,746	$92,761
Revenue	$256,435	$224,792
Net income/(loss) margin	11.4%	(7.1)%
Adjusted EBITDA margin	42.0%	41.3%
(a)

Adjustments relate to additional lease costs due to the relocation of our Louisville office totaling $0.2 million and executive severance totaling $0.5 million for the three months ended March 31, 2025.

Non-GAAP Net Income and Non-GAAP Net Income Per Share

We define non-GAAP net income as GAAP net income / (loss) excluding the impact of stock-based compensation, acquisition and integration costs, asset and lease impairments, costs related to our IPO, and the Secondary Offering, and costs related to amended debt agreements and amortization of intangibles. The tax effects of the adjustments are calculated using a management estimated annual effective non-GAAP tax rate of 21%, which is based on our statutory federal tax rate and provides consistency across interim reporting periods by eliminating the effects of non-recurring and period specific items. Due to the differences in the tax treatment of items excluded from non-GAAP net income, our estimate tax rate on non-GAAP net income may differ from our GAAP tax rate.

Non-GAAP net income per share is shown on both a basic and diluted basis and is defined as non-GAAP net income divided by the basic or diluted weighted-average shares, respectively.

The following table presents a reconciliation of net income/(loss) to non-GAAP net income and non-GAAP net income per share for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($in thousands)	2025	2024
Net income/(loss)	$29,269	$(15,932)
Stock-based compensation expense	6,744	2,528
Acquisition and integration costs	229	302
Costs related to amended debt agreements	—	10,402
IPO and Secondary Offering expenses	1,430	164
Other (a)	754	—
Intangible amortization	28,115	39,080
Tax effect of adjustments	(7,827)	(11,020)
Non-GAAP net income	$58,714	$25,524

Non-GAAP net income per share:
Basic	$0.34	$0.21
Diluted	$0.32	$0.20
Weighted-average shares outstanding:
Basic	172,188,237	121,675,298
Diluted	180,691,994	127,095,087
(a)

Adjustments relate to additional lease costs due to the relocation of our Louisville office totaling $0.2 million and executive severance totaling $0.5 million for the three months ended March 31, 2025.

Key Performance Metrics

Net Revenue Retention Rate

We also regularly monitor and review our Net Revenue Retention Rate.

The following table presents our Net Revenue Retention Rate for March 31, 2025 and 2024, respectively:

	Twelve months ended March 31,
($in thousands)	2025	2024
Net Revenue Retention Rate	113.5%	108.8%

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

Customer Count with >$100,000 Revenue

We also regularly monitor and review our count of clients who generate more than $100,000 of revenue.

The following table sets forth our count of clients who generate more than $100,000 of revenue for the periods presented:

	March 31,
(For the 12 month period ended)	2025	2024
Customer Count with > $100,000 Revenue	1,244	1,080

Our count of clients who generate more than $100,000 of revenue is based on an accumulation of the amounts invoiced to clients over the preceding twelve months. The invoices for acquired clients are included starting in the first full calendar quarter after the date of acquisition.

Liquidity and Capital Resources

Overview

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short-term and long-term basis are for working capital, capital expenditures, debt service requirements, and investments in future growth, including acquisitions. We have historically funded our operations and acquisitions through our cash and cash equivalents, cash flows from operations, and debt financings. We believe that our existing unrestricted cash on hand, expected future cash flows from operations, and additional borrowings will provide sufficient resources to fund our operating requirements, as well as future capital expenditures, debt service requirements, and investments in future growth for at least the next 12 months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings, or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control, including those described under “Risk Factors” in the 2024 Form 10-K.

On March 31, 2025 and December 31, 2024, we had restricted cash of $25.7 million and $22.4 million, respectively, which consists of cash deposited in lockbox accounts owned by us which are contractually required to be disbursed to participating clients on the following day, as well as cash collected on behalf of healthcare providers from patients that have not yet been remitted to providers. These funds payable are not available for our use and liquidity and are offset on our balance sheet by an aggregated funds payable liability.

Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, the amount and timing of investments in strategic initiatives, our investments in property, equipment, and software, as well as other factors described under “Risk factors” in the 2024 Form 10-K. Depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.

Cash Flows

Cash flows from operating, investing, and financing activities for the three months ended March 31, 2025 and 2024, are summarized in the following table:

	Three months ended March 31,		Change
($in thousands)	2025	2024	Amount	Change
Net cash provided by operating activities	$64,249	$10,730	$53,519	498.8%
Net cash used in investing activities	(29,857)	(5,560)	(24,297)	437.0%
Net cash provided by financing activities	10,744	20,210	(9,466)	(46.8)%
Net increase in cash and restricted cash	$45,136	$25,380	$19,756	77.8%

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities were $64.2 million for the three months ended March 31, 2025 as compared to $10.7 million for the three months ended March 31, 2024, an increase of $53.5 million. This increase is largely driven by the increases in revenue and net income and changes in working capital.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $29.9 million for the three months ended March 31, 2025 as compared to $5.6 million for the three months ended March 31, 2024, an increase in cash used of $24.3 million. Cash flows used in investing activities increased due to the purchase of short-term investments totaling $24.4 million during the quarter-ended March 31, 2025.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $10.7 million for the three months ended March 31, 2025 as compared to cash flows provided of $20.2 million for the three months ended March 31, 2024, a decrease of $9.5 million. A decrease of $21.4 million was the net impact of refinancing our First Lien Credit Facility refinancing and paying off our Second Lien Credit Facility, each during the three months ended March 31, 2024. This decrease was offset by an increase of $10.6 million in proceeds received from options exercised during the three months ended March 31, 2025.

Indebtedness

Refer to Item 1, Financial Statements, Notes 11 (Accounts Receivable Securitization) and 12 (Debt), for a description of our Credit Facilities.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in the 2024 Form 10-K.

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

Interest Rate Risk

Our exposure to interest rate risk is related to our First Lien Credit Facility, which bears interest at SOFR plus 2.25% as of March 31, 2025. A hypothetical 100 basis point increase or decrease in the current effective rate would have an impact on our interest expense of approximately $3.1 million for the three months ended March 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The information required with respect to this Part II, Item 1 can be found under Item 1, Financial Statements, Note 19 (Commitments and Contingencies), to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the 2024 Form 10 - K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 27, 2024, Craig Bridge, our Chief Transformation Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act. Mr. Bridge’s plan provides for (i) the sale of up to 306,831 shares of previously issued common stock, (ii) the exercise of up to 232,925 vested stock options and the associated sale of up to 232,925 shares of the Company’s common stock, (iii) the exercise of up to 242,000 options with performance-based vesting conditions and the associated sale of shares of the Company’s common stock, with the actual number of such options and associated shares to be determined based on level of achievement of the performance criteria associated with the award, and (iv) the sale of up to 30,434 shares of the Company’s common stock issuable upon vesting of time-based vesting restricted stock units. Mr. Bridge’s trading plan will expire on October 31, 2025 or upon the earlier sale of all of the shares subject to the plan.

During the three months ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Waystar Holding Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on June 10, 2024).

3.2	Amended and Restated Bylaws of Waystar Holding Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on June 10, 2024).

10.1	Amendment No. 1 to the Stockholders Agreement among Waystar Holding Corp. and the other parties named therein, dated as of April 10, 2025.	X

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lehi, Utah, on April 30, 2025.

WAYSTAR HOLDING CORP.

By:	/s/ Matthew J. Hawkins
	Name:	Matthew J. Hawkins
	Title:	Chief Executive Officer

By:	/s/ Steven M. Oreskovich
	Name:	Steven M. Oreskovich
	Title:	Chief Financial Officer