Form 10-Q
period 2025-06-30
Waystar Holding Corp.
filed 2025-07-30
CIK 1990354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 174,238,972 shares of common stock as of July 21, 2025.

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
“2024 Form 10-K” means the 2024 Form 10-K filed with the SEC by Waystar Holding Corp. on February 18, 2025;
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
The forward-looking statements contained in this report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following:
•our operation in a highly competitive industry;
•our ability to retain our existing clients and attract new clients;
•our ability to successfully execute on our business strategies in order to grow;
•our ability to accurately assess the risks related to acquisitions and successfully integrate acquired businesses, including the previously announced acquisition of Iodine Software Holdings, Inc. (“Iodine”);
•our ability to establish and maintain strategic relationships;
•the growth and success of our clients and overall healthcare transaction volumes;
•consolidation in the healthcare industry;
•our selling cycle of variable length to secure new client agreements;
•our implementation cycle that is dependent on our clients’ timing and resources;
•our dependence on our senior management team and certain key employees, and our ability to attract and retain highly skilled employees;
•the accuracy of the estimates and assumptions we use to determine the size of our total addressable market;
•our ability to develop and market new solutions, or enhance our existing solutions, to respond to technological changes, or evolving industry standards;
•the interoperability, connectivity, and integration of our solutions with our clients’ and their vendors’ networks and infrastructures;
•the performance and reliability of internet, mobile, and other infrastructure;
•the consequences if we cannot obtain, process, use, disclose, or distribute the highly regulated data we require to provide our solutions;

•our reliance on certain third-party vendors and providers;
•any errors or malfunctions in our products and solutions;
•failure by our clients to obtain proper permissions or provide us with accurate and appropriate information;
•the potential for embezzlement, identity theft, or other similar illegal behavior by our employees or vendors, and a failure of our employees or vendors to observe quality standards or adhere to environmental, social, and governance standards;
•our compliance with the applicable rules of the National Automated Clearing House Association and the applicable requirements of card networks;
•increases in card network fees and other changes to fee arrangements;
•the effect of payer and provider conduct which we cannot control;
•privacy concerns and security breaches or incidents relating to our platform;
•the complex and evolving laws and regulations regarding privacy, data protection, and cybersecurity;
•our ability to adequately protect and enforce our intellectual property rights;
•our ability to use or license data and integrate third-party technologies;
•our use of “open source” software;
•legal proceedings initiated by third parties alleging that we are infringing or otherwise violating their intellectual property rights;
•claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties;
•the heavily regulated industry in which we conduct business;
•the uncertain and evolving healthcare regulatory and political framework;
•health care laws and data privacy and security laws and regulations governing our Processing of personal information;
•reduced revenues in response to changes to the healthcare regulatory landscape;
•legal, regulatory, and other proceedings that could result in adverse outcomes;
•consumer protection laws and regulations;
•contractual obligations requiring compliance with certain provisions of Bank Secrecy Act/anti-money laundering laws and regulations;
•existing laws that regulate our ability to engage in certain marketing activities;
•our full compliance with website accessibility standards;
•any changes in our tax rates, the adoption of new tax legislation, or exposure to additional tax liabilities;
•limitations on our ability to use our net operating losses to offset future taxable income;
•losses due to asset impairment charges;

•restrictive covenants in the agreements governing our Credit Facilities;
•interest rate fluctuations;
•unavailability of additional capital on acceptable terms or at all;
•the impact of general macroeconomic conditions;
•our history of net losses and our ability to achieve or maintain profitability;
•the interests of the Institutional Investors may be different than the interests of other holders of our securities;
•our status as an “emerging growth company” and whether the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors; and
•the other factors described elsewhere in this report, including under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described under the heading “Risk factors” in our 2024 Form 10-K, or as described in the other documents and reports we file with the SEC.
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

i

Part I - Financial Information
Item 1. Financial Statements
Waystar Holding Corp.
Unaudited Condensed Consolidated Balance Sheets (in Thousands, Except for Share and Per Share Data)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$290,300	$182,133
Restricted cash	21,169	22,449
Investment securities	50,493	—
Accounts receivable, net of allowance of $6,104 at June 30, 2025 and $5,885 at December 31, 2024	143,498	145,235
Income tax receivable	—	2,838
Prepaid expenses	15,942	14,414
Other current assets	3,077	3,972
Total current assets	524,479	371,041
Property, plant and equipment, net	47,387	46,731
Operating lease right-of-use assets, net	8,960	10,820
Intangible assets, net	982,818	1,039,049
Goodwill	3,019,999	3,019,999
Deferred costs	88,083	82,815
Other long-term assets	6,196	6,549
Total assets	$4,677,922	$4,577,004
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$46,737	$47,365
Accrued compensation	22,413	31,589
Aggregated funds payable	20,888	22,059
Other accrued expenses	35,314	15,930
Deferred revenue	9,540	10,527
Current portion of long-term debt	11,102	11,311
Related party current portion of long-term debt	566	357
Current portion of operating lease liabilities	5,330	5,591
Current portion of finance lease liabilities	950	904
Total current liabilities	152,840	145,633
Long-term liabilities
Deferred tax liability	107,557	100,523
Long-term debt, net, less current portion	1,160,234	1,185,411
Related party long-term debt, net, less current portion	55,628	35,211
Operating lease liabilities, net of current portion	10,575	13,133
Finance lease liabilities, net of current portion	10,801	11,290
Deferred revenue - long-term	5,545	5,739
Other long-term liabilities	1,602	278
Total liabilities	1,504,782	1,497,218
Commitments and contingencies (Note 20)
Stockholders’ equity
Preferred stock $0.01 par value - 100,000,000 and 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; zero shares issued or outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock $0.01 par value - 2,500,000,000 and 2,500,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 174,146,070 and 172,108,240 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,741	1,722
Additional paid-in capital	3,331,277	3,298,083
Accumulated other comprehensive income (loss)	(431)	881
Accumulated deficit	(159,447)	(220,900)
Total stockholders’ equity	3,173,140	3,079,786
Total liabilities and stockholders’ equity	$4,677,922	$4,577,004
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Operations (in Thousands, Except for Share and Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$270,654	$234,543	$527,089	$459,335
Operating expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	87,044	80,451	170,389	155,643
Sales and marketing	43,524	45,715	83,647	79,495
General and administrative	29,192	39,955	52,492	66,090
Research and development	12,622	15,901	23,700	26,221
Depreciation and amortization	33,426	44,276	66,806	88,450
Total operating expenses	205,808	226,298	397,034	415,899
Income from operations	64,846	8,245	130,055	43,436
Other expense
Interest expense	(17,325)	(49,195)	(35,582)	(105,007)
Related party interest expense	(930)	(1,346)	(1,573)	(2,718)
Income/(loss) before income taxes	46,591	(42,296)	92,900	(64,289)
Income tax expense/(benefit)	14,407	(14,611)	31,447	(20,672)
Net income/(loss)	$32,184	$(27,685)	$61,453	$(43,617)
Net income/(loss) per share:
Basic	$0.19	$(0.21)	$0.36	$(0.34)
Diluted	$0.18	$(0.21)	$0.34	$(0.34)
Weighted-average shares outstanding:
Basic	173,358,382	133,527,766	172,467,988	127,601,532
Diluted	181,599,133	133,527,766	181,076,149	127,601,532
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) (in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income/(loss)	$32,184	$(27,685)	$61,453	$(43,617)
Other comprehensive income (loss), before tax:
Interest rate swaps	(971)	(5,944)	(1,689)	(6,184)
Available-for-sale securities	(20)	—	(32)	—
Income tax effect:
Interest rate swaps	239	1,443	401	1,508
Available-for-sale securities	5	—	8	—
Other comprehensive income/(loss), net of tax	(747)	(4,501)	(1,312)	(4,676)
Comprehensive income/(loss), net of tax	$31,437	$(32,186)	$60,141	$(48,293)

(1)Amounts reclassified out of accumulated other comprehensive income/(loss) into net interest expense included $1,257 and $8,695 for the three months ended June 30, 2025 and 2024, respectively, and included $1,889 and $17,297 for the six months ended June 30, 2025 and 2024, respectively.
(2)The income tax effects of amounts reclassified out of accumulated other comprehensive income/(loss) were ($309) and ($2,111) for the three months ended June 30, 2025 and 2024, respectively, and $(465) and $(4,200) for the six months ended June 30, 2025 and 2024, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Three months ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances, March 31, 2025	172,963,709	$1,730	$3,315,497	$316	$(191,631)	$3,125,912
Share-based compensation	—	—	11,432	—	—	11,432
Settlement of common stock options, net of stock option exercises	721,999	7	4,352	—	—	4,359
Vesting of restricted stock units	460,362	4	(4)	—	—	—
Net income	—	—	—	—	32,184	32,184
Other comprehensive income (loss)	—	—	—	(747)	—	(747)
Balances at June 30, 2025	174,146,070	$1,741	$3,331,277	$(431)	$(159,447)	$3,173,140

	Three months ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances, March 31, 2024	121,659,634	$1,217	$2,236,350	$15,627	$(217,707)	$2,035,487
Stock-based compensation	—	—	37,390	—	—	37,390
Settlement of common stock options, net of stock option exercises	—	—	(11)	—	—	(11)
Capital distributions	—	—	(99)	—	—	(99)
Issuance of common stock in initial public offering, net of issuance costs	45,000,000	450	905,067	—	—	905,517
Net loss	—	—	—	—	(27,685)	(27,685)
Other comprehensive income (loss)	—	—	—	(4,501)	—	(4,501)
Balances at June 30, 2024	166,659,634	$1,667	$3,178,697	$11,126	$(245,392)	$2,946,098
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Six months ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2024	172,108,240	$1,722	$3,298,083	$881	$(220,900)	$3,079,786
Share-based compensation	—	—	18,168	—	—	18,168
Settlement of common stock options, net of stock option exercises	1,577,468	15	15,030	—	—	15,045
Vesting of restricted stock units	460,362	4	(4)	—	—	—
Net income	—	—	—	—	61,453	61,453
Other comprehensive income (loss)	—	—	—	(1,312)	—	(1,312)
Balances at June 30, 2025	174,146,070	$1,741	$3,331,277	$(431)	$(159,447)	$3,173,140

	Six months ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2023	121,679,902	$1,217	$2,234,688	$15,802	$(201,775)	$2,049,932
Stock-based compensation	—	—	39,918	—	—	39,918
Settlement of common stock options, net of stock option exercises	2,420	1	(34)	—	—	(33)
Repurchase of shares	(22,688)	(1)	(843)	—	—	(844)
Capital distributions	—	—	(99)	—	—	(99)
Issuance of common stock in initial public offering, net of issuance costs	45,000,000	450	905,067	—	—	905,517
Net loss	—	—	—	—	(43,617)	(43,617)
Other comprehensive income (loss)	—	—	—	(4,676)	—	(4,676)
Balances at June 30, 2024	166,659,634	$1,667	$3,178,697	$11,126	$(245,392)	$2,946,098
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows (in Thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net income/(loss)	$61,453	$(43,617)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	66,806	88,450
Stock-based compensation	18,274	39,497
Provision for bad debt expense	1,872	1,055
Loss on extinguishment of debt	—	19,016
Deferred income taxes	7,437	(42,377)
Amortization of debt discount and issuance costs	1,346	2,646
Other	—	(99)
Changes in:
Accounts receivable	(135)	(22,932)
Income tax refundable	2,838	(4,371)
Prepaid expenses and other current assets	(968)	(2,319)
Deferred costs	(5,140)	(10,945)
Other long-term assets	58	(442)
Accounts payable and accrued expenses	9,308	4,392
Deferred revenue	(1,181)	(910)
Operating lease right-of-use assets and lease liabilities	(959)	(864)
Net cash provided by operating activities	161,009	26,180
Cash flows from investing activities
Purchase of property and equipment and capitalization of internally developed software costs	(11,193)	(12,428)
Purchase of investment securities	(50,525)	—
Net cash used in investing activities	(61,718)	(12,428)
Cash flows from financing activities
Change in aggregated funds liability	(1,171)	2,327
Proceeds from equity offering, net of underwriting discounts	—	914,288
Payments of third-party IPO issuance costs	—	(1,982)
Repurchase of shares	—	(844)
Proceeds from exercise of common stock options	15,045	(33)
Proceeds from issuances of debt, net of creditor fees	—	535,209
Payments on debt	(5,834)	(1,425,874)
Third-party fees paid in connection with issuance of new debt	—	(1,410)
Finance lease liabilities paid	(444)	(403)
Net cash provided by financing activities	7,596	21,278
Increase in cash and cash equivalents during the period	106,887	35,030
Cash and cash equivalents and restricted cash–beginning of period	204,582	45,428
Cash and cash equivalents and restricted cash–end of period	$311,469	$80,458
Supplemental disclosures of cash flow information
Interest paid	$39,745	$82,264
Cash taxes paid (refunds received), net	8,346	26,141
Non-cash investing and financing activities
Fixed asset purchases in accounts payable	195	363
Unpaid third-party IPO issuance costs	—	1,354
Reconciliation of Balance Sheet Cash Accounts to Cash Flow Statement
Balance sheet
Cash and cash equivalents	290,300	68,375
Restricted cash	21,169	12,083
Total	311,469	80,458
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Business
Waystar Holding Corp. (“Waystar”, “we”, “us” or “our”) is a provider of mission-critical cloud technology to healthcare organizations. Our enterprise-grade platform transforms the complex and disparate processes comprising healthcare payments received by healthcare providers from payers and patients, from pre-service engagement through post-service remittance and reconciliation. Our platform enhances data integrity, eliminates manual tasks, and improves claim and billing accuracy, which results in better transparency, reduced labor costs, and faster, more accurate reimbursement and cash flow. The market for our solutions extends throughout the United States and includes Puerto Rico and other U.S. Territories.
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
No liability associated with such indemnifications was recorded as of June 30, 2025 and December 31, 2024.
2. Summary of Significant Accounting Policies
Basis of Financial Statement Presentation
The financial statements include the consolidated balance sheets, statements of operations, statements of comprehensive income (loss), statements of changes in stockholders’ equity, and statements of cash flows of Waystar and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024 in the 2024 Annual Report of Form 10-K filed with the SEC on February 18, 2025 (the “2024 Annual Report”).

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
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), through the following five steps:
•identification of the contract, or contracts, with a client;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation
Our customers, referred to as clients elsewhere in this report, represent healthcare providers across all types of care settings, including physician practices, clinics, surgical centers, and laboratories, as well as large hospitals and health systems.
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

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Our other services are generally related to implementation activities across all solutions and hardware sales to facilitate patient payments. Implementation services are not considered performance obligations as they do not provide a distinct service to clients without the use of our software solutions. As such, implementation fees related to our solutions are billed upfront and recognized ratably over the customer's life. Implementation fees and hardware sales represent less than 1% of total revenue for all periods presented.
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
Contract Costs
Incremental Costs of Obtaining a Contract
Incremental costs of obtaining a contract primarily include commissions paid to our internal sales personnel. We consider all such commissions to be both incremental and recoverable since they are only paid when a contract is secured. These capitalized costs are amortized on a straight-line basis over the expected period of benefit, which is determined based on the average customer life, which includes anticipated renewals of contracts. As of June 30, 2025 and December 31, 2024, the total unamortized costs reported as deferred costs on our balance sheet amounted to $30.4 million and $29.0 million, respectively, for internal sales commissions. For the three months ended June 30, 2025 and 2024, amortization related to the sales commission asset was $3.2 million and $2.6 million, respectively. For the six months ended June 30, 2025 and 2024, amortization related to the sales commission asset was $6.3 million and $5.0 million, respectively. The aforementioned amortization amounts are included in sales and marketing in our consolidated statements of operations.
Costs to Fulfill a Contract
We capitalize costs incurred to fulfill contracts that i) relate directly to the contract, ii) are expected to generate resources that will be used to satisfy performance obligations under the contract, and iii) are expected to be recovered through revenue generated under the contract. Costs incurred to implement clients on our solutions (e.g., direct labor) are capitalized and amortized on a straight-line basis over the estimated customer life if we expect to recover those costs. As of June 30, 2025 and December 31, 2024, the total unamortized costs reported as deferred costs on our balance sheet amounted to $57.6 million and $53.8 million, respectively, for fulfillment costs. For the three months ended June 30, 2025 and 2024, amortization related to the fulfillment cost asset was $3.9 million and $3.0 million, respectively. For the six months ended June 30, 2025 and 2024, amortization related to the fulfillment cost asset was $7.6 million and $5.7 million,

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
respectively. The aforementioned amortization amounts are included in the costs of revenue in our consolidated statements of operations.
There were no impairment losses relating to deferred costs during the periods presented.
Channel Partners
We account for fees paid to channel partners within sales and marketing expenses in the accompanying statements of operations. For the three months ended June 30, 2025 and 2024, we recorded fees to all channel partners of $19.0 million and $16.1 million, respectively. For the six months ended June 30, 2025 and 2024, we recorded fees to all channel partners of $37.3 million and $30.6 million, respectively. As we are primarily responsible for contracting with and fulfilling contracts for the end user, we record revenue gross of related channel partner fees.
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

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
3. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by revenue type and the timing of revenue recognition (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Recognition	2025	2024	2025	2024
Subscription revenue	Over time	$131,108	$112,349	$256,149	$218,428
Volume-based revenue	Over time	138,290	120,900	268,208	238,044
Implementation services and other revenue	Various	1,256	1,294	2,732	2,863
Total revenues		$270,654	$234,543	$527,089	$459,335
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
Revenue recognized from amounts included in deferred revenue as of the beginning of the period was $0.9 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively. Revenue recognized from the amounts included in deferred revenue as of the beginning of the period was $9.1 million and $9.5 million for the six months ended June 30, 2025 and 2024, respectively.
Transaction Price Allocated to Remaining Performance Obligations
At June 30, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the next 12 months and greater than 12 months was $66.5 million and $13.9 million, respectively.
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

	Three months ended June 30,		Six months ended June 30,
($in thousands)	2025	2024	2025	2024
Total Revenue	$270,654	$234,543	$527,089	$459,335
Less:
Materials & connectivity	62,271	56,814	122,724	110,998
Labor & associated expenses	24,773	23,637	47,665	44,645
Research & development	12,622	15,901	23,700	26,221
Sales & marketing	43,524	45,715	83,647	79,495
General and administrative	29,192	39,955	52,492	66,090
Depreciation	5,310	5,196	10,575	10,290
Amortization	28,116	39,080	56,231	78,160
Interest and non-operating expenses, net	18,255	50,541	37,155	107,725
Income tax expense (benefit)	14,407	(14,611)	31,447	(20,672)
Segment Net income/(loss)	$32,184	$(27,685)	$61,453	$(43,617)
Consolidated Net income/(loss)	$32,184	$(27,685)	$61,453	$(43,617)
5. Investment Securities
The following table summarizes the unrealized positions for our investment securities classified as available-for-sale fixed-maturity debt securities, disaggregated by class of instrument (in thousands) as of June 30, 2025.

	Amortized Cost	Allowances for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Available-for-sale fixed-maturity securities
Commercial Paper	$24,185	$—	$—	$20	$24,165
Corporate Notes	10,105	—	—	6	10,099
U.S. Treasury Bills	11,204	—	—	1	11,203
U.S. Government Agencies	5,031	—	—	5	5,026
Total	$50,525	$—	$—	$32	$50,493
The Company did not own any available-for-sale fixed-maturity securities as of December 31, 2024.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Fair Value Measurements and Disclosures
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
June 30, 2025
Available-for-sale fixed-maturity securities
Commercial paper	Investment securities	$24,185	$—	$24,185	$—
Corporate notes	Investment securities	$10,105	$—	$10,105	$—
U.S. Treasury Bills	Investment securities	$11,204	$—	$11,204	$—
U.S. Government Agencies	Investment securities	$5,031	$—	$5,031	$—
Money market funds	Cash and cash equivalents	$75	$75	$—	$—
Other financial assets:
Interest rate swaps	Other current assets	$788	$—	$788	$—
Other financial liabilities:
Interest rate swaps	Other long-term liabilities	$1,326	$—	$1,326	$—
December 31, 2024
Other financial assets:
Interest rate swaps	Other current assets	$1,127	$—	$1,127	$—
Interest rate swaps	Other long-term assets	$22	$—	$22	$—
The fair values of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected SOFR curve. The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities. The carrying value of our first lien term loan facility was $1,157.7 million and $1,163.5 million compared to a fair value of $1,160.6 million and $1,169.4 million at June 30, 2025 and December 31, 2024, respectively. There were no transfers in or out of Level 3 during the periods presented.
As of June 30, 2025 and December 31, 2024, the carrying value of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. Interest rate swaps are Level 2 instruments whose fair value is derived from discounted cash flows adjusted for nonperformance risk. Investment securities are Level 2 instruments whose fair value is observed through market data of similar securities. Money market funds are Level 1 instruments whose fair value is observed through daily quoted prices of similar assets. Money market funds are considered cash equivalents because they have a maturity of less than three months and are highly liquid.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Property and Equipment, Net
The balances of the major classes of property and equipment are as follows (in thousands):

	June 30, 2025	December 31, 2024
Computer hardware	$41,357	$39,833
Capitalized internal-use software	47,014	40,281
Purchased computer software	22,938	22,789
Furniture and fixtures	3,841	3,642
Office equipment	266	247
Leasehold improvements	4,216	3,778
Internal-use software in progress	17,529	15,361
	137,161	125,931
Accumulated depreciation	(89,774)	(79,200)
Total	$47,387	$46,731
Depreciation of fixed assets, including the amortization of capitalized software, for the three months ended June 30, 2025 and 2024 was $5.3 million and $5.2 million, respectively.
We capitalized $4.4 million and $8.9 million in software development costs for the three and six months ended June 30, 2025, respectively. We capitalized $4.0 million and $7.8 million in software developments costs for the three and six months ended June 30, 2024, respectively. Amortization of capitalized software was $3.4 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively, and was $6.8 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively. The net book value of capitalized software development costs was $31.7 million and $29.6 million as of June 30, 2025 and December 31, 2024, respectively.
There were no impairments of property and equipment for the three and six months ended June 30, 2025 and 2024, respectively.
8. Goodwill and Other Intangible Assets
Goodwill has a balance of $3,020.0 million as of both June 30, 2025 and December 31, 2024. There were no additions, disposals or impairments to goodwill during the three and six months ended June 30, 2025 and 2024.
Amortization for definite-lived intangible assets is as follows (in thousands, except useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life
As of June 30, 2025
Customer relationships	$1,429,400	$(488,170)	$941,230	10.6
Purchased developed technology	81,800	(57,470)	24,330	4.2
Tradenames and trademarks	40,700	(23,442)	17,258	4.3
Total	$1,551,900	$(569,082)	$982,818
As of December 31, 2024
Customer relationships	$1,429,400	$(440,729)	$988,671	11.1
Purchased developed technology	81,800	(50,875)	30,925	4.2
Tradenames and trademarks	40,700	(21,247)	19,453	4.7
Total	$1,551,900	$(512,851)	$1,039,049

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Amortization expense was $28.1 million and $39.1 million for the three months ended June 30, 2025 and 2024, respectively and was $56.2 million and $78.2 million for the six months ended June 30, 2025 and 2024, respectively.
9. Leases
The following table presents components of lease expense for the three and six months ended June 30, 2025 and 2024, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Finance lease cost
Amortization of right-of-use assets	$—	$397	$—	$794
Interest on lease liabilities	177	189	177	382
Operating lease cost	1,132	860	2,271	1,773
Variable lease cost	111	109	1,266	151
Short-term lease	197	159	214	366
Total lease cost	$1,617	$1,714	$3,928	$3,466
Maturities of lease liabilities as of June 30, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
2025	$3,112	$803
2026	5,486	1,641
2027	3,191	1,678
2028	2,868	1,714
2029	1,404	1,752
Thereafter	1,360	7,557
Total future minimum lease payments	17,421	15,145
Less: Interest	1,516	3,394
Total	$15,905	$11,751
Supplemental cash flow information related to leases for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,615	$1,295	$3,229	$2,637
Financing cash flows for financing leases	535	394	935	785
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$594	$—	$594

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Supplemental balance sheet information related to leases as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	3.8	4.1
Financing leases	8.6	9.1
Weighted average discount rate:
Operating leases	4.7	4.7
Financing leases	5.9	5.9
10. Income Taxes
We recognized income tax expense of $14.4 million and income tax benefit of $14.6 million for the three months ended June 30, 2025 and 2024, respectively, based on the quarter-to-date pre-tax income. We recognized income tax expense of $31.4 million and income tax benefit of $20.7 million for the six months ended June 30, 2025 and 2024, respectively, based on the year-to-date pre-tax income. The Company’s effective income tax rate was 30.9% and 34.7% for the three months ended June 30, 2025 and 2024, respectively. The Company’s effective income tax rate was 33.9% and 32.2% for the six months ended June 30, 2025 and 2024, respectively. Differences in the effective tax rate and statutory federal income tax rate of 21% are primarily driven by the impact of certain limitations on the deductibility of stock-based compensation recognized for financial reporting purposes as well as state income taxes and research and development credits claimed.
11. Accounts Receivable Securitization
As of June 30, 2025 and December 31, 2024, we had $80.0 million and $80.0 million, respectively, outstanding under a receivables financing agreement with a counterparty as the lender, which provides for a three-year receivables facility with a limit of $80.0 million (the “Receivables Facility”). Pursuant to the Receivables Facility, we sell and/or contribute current and future receivables to Waystar RC, LLC as the Special Purpose Entity (“SPE”). The SPE, in turn, pledges its interests in the receivables to the counterparty, which either makes loans or issues letters of credit on behalf of the SPE. All receivables remain on our balance sheet as they continue to be the property of our consolidated entities under the securitization.
The interest rate under the Receivables Facility is 1.61% per annum above the SOFR rate with a minimum base of 0%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the Receivables Facility is paid monthly in arrears. At June 30, 2025, the effective interest rate for the Receivables Facility is 5.94%.
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

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
12. Debt
Debt instruments consist primarily of term notes, revolving lines of credit, and a Receivables Facility as follows (in thousands):

	June 30,	December 31,
	2025	2024
First lien term loan facility outstanding debt	$1,157,712	$1,163,545
Revolving credit facility	—	—
Receivables facility outstanding debt	80,000	80,000
Total outstanding debt	1,237,712	1,243,545
Unamortized debt issuance costs	(10,182)	(11,255)
Current portion of long-term debt	(11,668)	(11,668)
Total long-term debt, net	$1,215,862	$1,220,622
The maturity of long-term principal payments (excluding debt discount) at June 30, 2025 is as follows (in thousands):

2025	$5,835
2026	91,668
2027	11,668
2028	11,668
2029	1,116,873
$1,237,712
As of June 30, 2025 and December 31, 2024, there is no outstanding balance on our revolving credit facility. The interest rate under the revolving credit facility is 1.75% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. At June 30, 2025, the effective interest rate for the revolving credit facility is 6.07%.
The interest rate under the amended First Lien Credit Facility is 2.25% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the First Lien Credit Facility is paid monthly in arrears. At June 30, 2025, the effective interest rate for First Lien Credit Facility is 6.82%.
Principal on the First Lien Credit Facility is payable in 20 equal quarterly installments with the remaining balance to be paid on October 22, 2029. As of June 30, 2025, there are 17 payments remaining. The First Lien Credit Agreement contains certain covenants which, among other things, restrict our ability to incur additional indebtedness. We were in compliance with such debt covenants as of June 30, 2025.
We had unamortized debt issuance costs of $10.2 million and $11.3 million as of June 30, 2025 and December 31, 2024, respectively.
In connection with the Revolving Credit Facility, unamortized debt issuance costs were $1.8 million and $2.1 million as of June 30, 2025 and December 31, 2024, respectively.
13. Derivative Financial Instruments
To mitigate the risk of a rise in interest rates on the First Lien Credit Facility, we entered into interest rate swaps on January 13, 2023, April 1, 2025 and April 9, 2025. We attempt to minimize our interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative instruments. The interest rate swaps mitigate the exposure on the variable component of interest on our First Lien Credit Facility. The interest rate swaps result in the fixed interest rate shown in the table below on the swapped portion of the First Lien Credit Facility. Our swaps are entered into with financial

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
institutions that participate in the First Lien Credit Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.
As of June 30, 2025 and December 31, 2024, we have the following interest rate swap agreements designated as a hedging instruments:

Effective Dates	Floating Rate Debt		Fixed Rates
January 31, 2023 through January 31, 2026	$506.7	million	3.87%
April 1, 2025 through January 30, 2026	80.0	million	3.59%
January 31, 2026 through March 31, 2027	275.0	million	3.59%
January 31, 2026 through March 31, 2027	275.0	million	3.27%
The gain or loss on the swaps is recognized in accumulated other comprehensive income/(loss) and reclassified into earnings as adjustments to interest expense in the same period or periods during which the swaps affect earnings. Gains or losses on the swaps representing hedge components excluded from the assessment of effectiveness are recognized in current earnings.
The effect of derivative instruments designated as hedging instruments on the accompanying consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI/AOCL on Derivative	Location of Gain or (Loss) Reclassified from AOCI/AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCI/AOCL into Income	Total Interest Expense on Consolidated Statements of Operations
Interest rate swaps:
Three months Ended June 30, 2025	$(732)	Interest expense	$717	$(18,255)
Three months Ended June 30, 2024	$(4,501)	Interest expense	$8,695	$(50,541)
Six Months Ended June 30, 2025	$(1,288)	Interest expense	$1,289	$(37,155)
Six Months Ended June 30, 2024	$(4,676)	Interest expense	$17,297	$(107,725)
The net amount of accumulated other comprehensive income expected to be reclassified to interest income in the next twelve months is $0.6 million.
14. Related Party Transactions
At June 30, 2025 and December 31, 2024, we had $56.2 million and $35.6 million, respectively, of outstanding debt as part of the First Lien Credit Facility from Bain Affiliated Funds and CPPIB Credit Investments III Inc., affiliates of Bain Capital LP and Canada Pension Plan Investment Board (“Affiliated Debtholders”). Interest expense associated with and paid to Affiliated Debtholders was $0.9 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively and $1.6 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively.
CPPIB has an ownership interest in us and a significant interest in the landlord that leases us office space under an operating lease agreement in Houston, Texas. For the three months ended June 30, 2025 and 2024, we expensed zero and $0.1 million, respectively, and for the six months ended June 30, 2025 and 2024, we expensed $0.0 million and $0.1 million, respectively, for this office space lease in general and administrative expense.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Bain Capital LP has an ownership interest in us and a significant interest in some clients for whom we provide software solutions. For the three months ended June 30, 2025 and 2024, we earned revenue of $0.6 million from five clients and $0.4 from four clients, respectively. For the six months ended June 30, 2025 and 2024, we earned revenue of $1.2 million from five clients and $0.8 million from four clients, respectively. They also have an ownership interest in us and a significant interest in two vendors that provide us with software solutions. For the three months ended June 30, 2025 and 2024, we expensed $0.6 million and $0.1 million, respectively, and for the six months ended June 30, 2025 and 2024, we expensed $1.2 million and $0.2 million for software services from these vendors in cost of revenue expense.
15. Common and Preferred Stock
In connection with our initial public offering ("IPO") , the Company’s amended and restated certificate of incorporation became effective on June 10, 2024, which authorizes the issuance of 2,500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. The shares of preferred stock have rights and preferences, including voting rights, designated from time to time by the Board of Directors. In connection with the amendment and restatement of the Company’s certificate of incorporation effective on the IPO date, the Class A common stock shares were automatically reclassified as, and became, one share of common stock. There were 174,146,070 and 172,108,240 common stock shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.
16. Retirement Plans
We maintain qualified 401(k) plans which cover substantially all employees meeting certain eligibility requirements. Participants may contribute a portion of their compensation to the plans, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Under these plans, we contribute various percentages of employees’ salaries to the plans. Total expenses included in operating expenses in the accompanying consolidated statement of operations related to the plans were $1.3 million and $1.3 million for the three months ended June 30, 2025 and 2024 and $2.7 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively.
17. Stock-based Compensation
Equity incentive plans
On October 22, 2019, the Board of Directors approved the Waystar Holding Corp. 2019 Stock Incentive Plan (“2019 Waystar Holding Plan”). Under this plan, we can issue up to 9.9 million options or other equity awards. The granted awards contain service criteria, performance criteria, market conditions, or a combination thereof for vesting and have a 10-year contractual term. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. Options with a performance condition and a market condition vest based upon a change in control, initial public offering, or a sponsor distribution or deemed return if the investors have achieved specified levels of return on investment. In addition, as part of a change in control in 2019, 1.7 million fully vested rollover options remain outstanding.
The Board of Directors approved the Waystar Holding Corp. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), effective as of June 6, 2024, the date of pricing of our IPO. Under this plan, we can issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of the Company’s Common Stock, restricted stock units, performance based stock units, and other equity-based awards tied to the value of the Company’s shares. Under this plan, we can issue up to 10 million options and other equity awards, subject to annual increases as outlined under the plan. The number of shares available to be issued automatically increases on the first day of each fiscal year beginning next year by a number of shares equal to the lesser of the positive difference, if any, between 5% of the outstanding common stock on the last day of the immediately preceding fiscal year, minus the plan share reserve on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. The restricted stock units (“RSUs”) under the 2024 Equity Incentive Plan generally vest over 4 or 5 years with 25% or 20% vesting, respectively, in equal vesting installments. The performance-based stock units (“PSUs”) under the 2024 Equity Incentive Plan vest between 0% and 200% based on the company's total shareholder return (“TSR”) relative to a designated peer group as defined in the respective agreement over a four-year performance period. As of June 30, 2025, 5.5 million shares were available for future grants under this plan.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Board of Directors approved the Waystar Holding Corp. 2024 Employee Stock Purchase Plan (the “ESPP”), effective as of June 6, 2024, the date of pricing of our IPO. A total of 3,250,000 shares of common stock are initially reserved for the ESPP. The number of shares available to be issued for the ESPP will automatically increase each fiscal year beginning next year by a number of shares equal to the lesser of the positive difference, if any, between 1% of the outstanding common stock on the last day of the immediately preceding fiscal year and the number of shares of common stock available for the issuance of shares pursuant to the plan on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. The number of shares available to be issued for the ESPP will not exceed 27,000,000 as outlined in the plan agreement. Our employees contribute funds via payroll deductions during the offering periods, which are used to buy Waystar common shares at a discount of up to 15% of the purchase price at the purchase date. The initial offering period is March 1, 2025 through June 30, 2025 with the purchase date of June 30, 2025. For the three and six months ending June 30, 2025 and 2024, expense of $0.2 million and zero, respectively, has been recorded which represents the 15% discount given to the employees under the ESPP.

Stock Options
We utilize the Black-Scholes option pricing model to estimate the fair value of the service condition options under all plans and the Monte Carlo pricing model to estimate the fair value of the performance condition options under the 2019 Waystar Holding Corp. Plan. We value both types of options at the grant date using the following assumptions:
•Risk-free interest rate—reflects the average rate on the United States Treasury bond with maturity equal to the expected term of the option;
•Expected dividend yield—as we do not currently pay dividends or expect to pay dividends in the near future, the expected dividend yield is zero;
•Expected term of stock award – under the 2024 Equity Incentive Plan, we utilized the simplified method due to the lack of historical experience activity for Waystar. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. Under the 2019 Waystar Holding Corp. Plan, it is based on historical experience that is modified based on expected future changes;
•Expected volatility in stock price—reflects the historical volatility of comparable public companies over the expected term of the stock option.
The weighted average grant date fair value of options granted during the three and six months ended June 30, 2025 was $18.69 per share. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2024 was $12.59 per share and $12.89 per share, respectively. As of June 30, 2025, we had 7.0 million fully vested options with a weighted average exercise price of $14.43 per share, an aggregate intrinsic value of $185.7 million and an average remaining contractual term of 4.4 years. The total fair value of options vested for the three months ended June 30, 2025 and 2024 were $11.3 million and $0.5 million, respectively and $13.6 million and $1.8 million for the six months ending June 30, 2025 and 2024, respectively.
Information pertaining to option activity under all plans (including rollover options) during the six months ending June 30, 2025 and 2024 is as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding December 31, 2024	16,511,128	$17.57	5.8
Granted	132,065	36.94
Exercised	(1,577,468)	9.55
Forfeited	(83,792)	27.28
Outstanding June 30, 2025	14,981,933	$18.54	5.4

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding December 31, 2023	13,032,541	$15.20	5.7
Granted	4,003,703	24.20
Exercised	(2,420)	24.47
Forfeited	(58,564)	17.68
Outstanding June 30, 2024	16,975,260	$17.31	6.3
The following is a summary of the significant assumptions used in estimating the fair value of options granted the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Risk free interest rate	3.95%	4.24%-4.59%	3.95%	3.76%-4.59%
Expected dividend yield	0%	0%	0%	0%
Expected term of stock award	6.2	5.0-6.5	6.2	5.0 - 6.5
Expected volatility in stock price	46.24%	49.62%-51.73%	46.24%	49.62%-51.89%
The aggregate intrinsic value of options exercised (the difference between the fair market value of our stock on the date of exercise and the exercise price) was approximately $23.9 million and $0.0 million for the three months ended June 30, 2025 and 2024, respectively and $48.9 million and $0.0 million for the six months ended June 30, 2025 and 2024, respectively.
We expect to incur compensation expense of approximately $45.4 million over a weighted average of 3.5 years for all unvested time-based awards outstanding on June 30, 2025.
RSUs
The RSUs granted on June 10, 2024 in conjunction with the IPO were valued at the IPO price. Subsequent RSU grants will be valued using our common stock price as of the grant date based on the publicly traded value per NASDAQ, and are expensed on a straight-line basis over the applicable vesting period. All vesting is contingent on continued service.
The following table summarizes RSU activity during the six months ended June 30, 2025 and 2024.

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2024	2,089,241	$21.91
Granted	2,240,017	37.38
Vested	(460,362)	21.50
Forfeited	(48,350)	27.38
Outstanding June 30, 2025	3,820,546	$30.96

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2023	—	$—
Granted	2,011,651	21.50
Vested	—	—
Forfeited	(4,347)	21.50
Outstanding June 30, 2024	2,007,304	$21.50
We expect to incur compensation expense of $114.0 million over a weighted average of 4.6 years for all unvested RSUs outstanding on June 30, 2025.
PSUs
We utilize the Monte Carlo pricing model to estimate the fair value of the market-based condition PSUs at the grant date under the 2024 Equity Incentive Plan. The Monte Carlo model incorporates assumptions regarding expected volatility, correlation between performance of our stock price and that of publicly traded peer companies, expected dividend yields and the risk-free interest rate. The Monte Carlo pricing model simulates potential future stock price paths yielding a grant date fair value that reflects the likelihood of varying outcomes. These awards are expensed on a straight-line basis over the applicable vesting period utilizing the fair value at the grant date.
The following is a summary of the significant assumptions used in estimating the fair value of PSUs granted during the three and six months ended June 30, 2025. There were no PSUs granted prior to the six months ended June 30, 2025.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Risk free interest rate	3.92%	N/A	3.92%	N/A
Expected dividend yield	0%	N/A	0%	N/A
Expected term of stock award	4.0	N/A	4.0	N/A
Expected volatility in stock price	40.00%	N/A	40.00%	N/A
The following table summarizes PSU activity during the six months ended June 30, 2025. There was no PSU activity prior to the six months ended June 30, 2025.

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2024	—	$—
Granted	396,197	61.67
Vested	—	—
Forfeited	—	—
Outstanding June 30, 2025	396,197	$61.67
We expect to incur compensation expense of $22.9 million over a weighted average of 3.8 years for all unvested PSUs outstanding on June 30, 2025.
Stock-based Compensation
We recorded $11.5 million and $37.0 million of stock-based compensation expense for the three months ended June 30, 2025 and 2024, respectively and $18.3 million and $39.5 million for the six months ended June 30, 2025 and 2024, respectively.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-based compensation expense was recorded in the following cost and expense categories in the consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of revenue	$415	$1,739	$646	$1,861
General and administrative	7,094	20,672	11,200	22,211
Sales and marketing	2,414	8,892	3,806	9,371
Research and development	1,607	5,666	2,622	6,054
Total	$11,530	$36,969	$18,274	$39,497
18. Other Accrued Expenses
Other accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued income taxes	$17,593	$4,111
Other taxes payable	4,184	3,915
Accrued severance	536	—
Retirement plan payable	651	497
Accrued self insurance claims	2,453	1,064
Accrued interest	630	597
Accrued rent	1,168	—
ESPP payable	1,560	—
Other	6,539	5,746
Total	$35,314	$15,930

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
19. Income/ (Loss) Per Share
A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows (in thousands, except for share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic income/(loss) per share:
Net income/(loss)	$32,184	$(27,685)	$61,453	$(43,617)
Net income/(loss) attributable to common shares	$32,184	$(27,685)	$61,453	$(43,617)
Weighted average common stock outstanding–(voting)	173,358,382	133,527,766	172,467,988	127,601,532
Basic weighted average common stock outstanding	173,358,382	133,527,766	172,467,988	127,601,532
Basic income/(loss) per share	$0.19	$(0.21)	$0.36	$(0.34)

Diluted income/(loss) per share:
Net income/(loss)	$32,184	(27,685)	$61,453	(43,617)
Net income/(loss) attributable to common shares	$32,184	$(27,685)	$61,453	$(43,617)
Dilutive effect of stock options – (voting)	7,096,155	—	7,466,035	—
Dilutive effect of RSUs – (voting)	1,140,850	—	1,139,670	—
Dilutive effect of ESPP – (voting)	3,746	—	2,456	—
Weighted average common stock outstanding–(voting)	181,599,133	133,527,766	181,076,149	127,601,532
Diluted weighted average common stock outstanding	181,599,133	133,527,766	181,076,149	127,601,532
Diluted income/(loss) per share	$0.18	$(0.21)	$0.34	$(0.34)
Because of their anti-dilutive effect, 1,381,263 and 3,766,890 common share equivalents comprised of stock options and RSUs have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2025 and 2024, respectively. Additionally because of their anti-dilutive effect, 1,125,049 and 3,731,340 common share equivalents comprised of stock options and RSUs have been excluded from diluted earnings per share calculation for the six months ended June 30, 2025 and 2024, respectively.
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
On July 4, 2025, H.R.1, the budget reconciliation bill known as the “One Big Beautiful Bill Act”, was signed into law in the U.S. This legislation includes significant changes to U.S. tax law impacting corporate tax rates, bonus depreciation, interest limitations under Internal Revenue Code Section 163(j), and the treatment of domestic research and development expenditures. We are currently evaluating the effect of this legislation on our consolidated and condensed consolidated financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.
On July 23, 2025, we entered into an Agreement and Plan of Merger to acquire Iodine through a series of mergers. The acquisition, valued at $1.25 billion, includes $625.0 million in cash and 16,751,541 shares of common stock. The consummation of the acquisition is subject to the satisfaction of customary closing conditions. Given the acquisition has yet to close, accounting conclusions related to the transaction are pending.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Our software is used daily by providers of all types and sizes across the continuum of care, including physician practices, clinics, surgical centers, and laboratories, as well as large hospitals and health systems. We currently serve over 30,000 clients of various sizes, representing over one million distinct providers practicing across a variety of care sites, including 16 of the top 20 U.S. News Best Hospitals. Our business model is designed such that as our clients grow to serve more patients, their claims and transactional volumes increase, resulting in corresponding growth in our business. In addition, our clients frequently adopt a greater number of our solutions over time and introduce our solutions across new sites of care. In 2024, we facilitated over six billion healthcare payments transactions, including over $1.8 trillion in gross claims volume. As of 2024, we facilitated healthcare payments transactions spanning approximately 50% of patients in the United States.
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
We have demonstrated an ability to drive recurring, predictable, and profitable growth. Over 99% of our revenue is either recurring subscription or based on highly predictable volumes. For the twelve months ended June 30, 2025, our Net Revenue Retention Rate was 114.6% and we have 1,268 clients as of June 30, 2025 generating over $100,000 over the same twelve month period. For the six months ended June 30, 2025, we generated revenue of $527.1 million (reflecting a 14.8% increase compared to revenue of $459.3 million for the same period in the prior year), net income of $61.5 million compared to net loss of $43.6 million for the same period in the prior year, and Adjusted EBITDA of $220.3 million (reflecting a 18.0% increase compared to Adjusted EBITDA of $186.7 million for the same period in the prior year).
Initial Public Offering
In June 2024, we completed an initial public offering (the “IPO”) of 45,000,000 shares of common stock at a price of $21.50 per share. After underwriting discounts and commissions of $53.2 million, we received total proceeds from the offering of $914.3 million. On July 5, 2024, pursuant to the option granted to the underwriters for a period of 30 days from the date of the IPO Prospectus to purchase up to 6,750,000 additional shares of common stock from us at the IPO price less the underwriting discount, the underwriters exercised the right to purchase 5,059,010 additional shares of common stock, resulting in additional net proceeds of $102.8 million, after deducting underwriting discounts and commissions of $6.0 million. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period. See Item 1, Financial Statements, Note 1 (Business) in the 2024 Form 10-K for more information.
Secondary Offerings
On February 24, 2025, the Institutional Investors closed an underwritten public offering of 23,000,000 shares of our common stock (inclusive of the underwriters’ option to purchase additional shares) (the “First Secondary Offering”). Additionally on May 15, 2025, the Institutional Investors closed another underwritten public offering of 14,375,000 shares of our common stock (inclusive of the underwriters' option to purchase additional shares) (the "Second Secondary Offering"). The Company did not sell any shares in these offerings or receive any proceeds from these offerings. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, dated as of June 10, 2024, by and among the Company, the Institutional Investors, and certain other parties thereto, we paid $1.8 million and $3.2 million in certain expenses on behalf of the selling stockholders related to these offerings for the three and six months ended June 30, 2025, respectively, while the selling stockholders paid all applicable underwriting discounts and commissions.
Iodine Acquisition
On July 23, 2025, we entered into an Agreement and Plan of Merger to acquire Iodine through a series of mergers. The acquisition, valued at $1.25 billion, includes $625.0 million in cash and 16,751,541 shares of common stock. Iodine is a trusted leader in AI-powered clinical intelligence, enhancing clinical documentation and accuracy, streamlining utilization management, and preventing revenue leakage before billing. This strategic move is expected to bolster our AI leadership, automate manual work, and improve financial performance for providers. The boards of both companies have approved the merger, which is subject to customary closing conditions and regulatory approvals. The acquisition is expected to close by year-end 2025.
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
Impacts of the IPO
•Debt Repayment. We used proceeds from our IPO to repay an aggregate of $1.0 billion in outstanding principal amount on our First Lien Credit Facility in the second and third quarters of fiscal 2024. This debt repayment has contributed to lower interest expense for the three and six months ended June 30, 2025 compared to the same periods in the prior year.
•Stock-Based Compensation Expenses. We expect to recognize stock-based compensation expense of $17.9 million per year over the applicable vesting periods in connection with equity awards granted in connection with the IPO. Such stock-based compensation expense will be reflected in our results of operations from the closing date of the IPO through the applicable vesting periods of such awards. Additionally, we recognized $33.1 million of stock-based compensation expense during the three months ended June 30, 2024, as the vesting of our performance condition options became probable upon the closing of the IPO as the implicit service period for the awards established at the grant date had elapsed.

•Incremental Public Company Expenses. Following the IPO, we have incurred significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relation expenses. These costs are generally expensed under general and administrative expenses.
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
•Subscription revenue. Reflects recurring monthly provider count fees and minimum amounts owed. The vast majority of subscription revenue is generated by provider solutions, which constituted approximately 70% of total revenue in each of the three and six months ended June 30, 2025 and 2024.
•Volume-based revenue. Represents recurring fees associated with transaction count or dollar volumes in excess of minimums. Generally, approximately half of our volume-based revenue is generated from provider solutions that are based on transaction count, with the other half from patient payments solutions that are based on either dollar volumes or transaction count.
We also derive revenue from implementation fees for our software, as well as hardware sales to facilitate patient payments. Our implementation fees are billed upfront and the revenue is recognized ratably over the customer's life.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue includes salaries, stock-based compensation, and benefits (“personnel costs”) for our team members who are focused on implementation, support, and other client-focused operations, as well as team members focused on enhancing and developing our platform. Cost of revenue also includes costs for third-party technology such as interchange fees and infrastructure related to the operations of our platform, including communicating and processing patient payments, and services to support the delivery of our solutions. Third-party costs for patient payments solutions are approximately 60% of the revenue generated from these solutions, while third-party costs for provider solutions are approximately 6% to 8% of the associated revenue, in each case, for both the three and six months ended June 30, 2025 and 2024.
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
Other Expense
Other expense consists primarily of interest expense and related-party interest expense, inclusive of the impact of interest rate swaps and net of interest income.
Income Tax Expense/(Benefit)
Income tax expense/(benefit) includes current income tax and income tax credits from deferred taxes. Income tax expense/benefit is recognized in profit and loss except to the extent that it relates to items recognized in equity or other comprehensive income, in which case the income tax expense/(benefit) is also recognized in equity or other comprehensive income.
Results of Operations for the Three Months Ended June 30, 2025 and 2024
The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Three months ended June 30,
	2025		2024		Change
($ in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue	$270,654	100.0%	$234,543	100.0%	$36,111	15.4%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	87,044	32.2%	80,451	34.3%	6,593	8.2%
Sales and marketing	43,524	16.1%	45,715	19.5%	(2,191)	(4.8)%
General and administrative	29,192	10.8%	39,955	17.0%	(10,763)	(26.9)%
Research and development	12,622	4.7%	15,901	6.8%	(3,279)	(20.6)%
Depreciation and amortization	33,426	12.4%	44,276	18.9%	(10,850)	(24.5)%
Total operating expenses	205,808	76.0%	226,298	96.5%	(20,490)	(9.1)%
Income from operations	64,846	24.0%	8,245	3.5%	56,601	686.5%
Other expense
Interest expense	(17,325)	(6.4)%	(49,195)	(21.0)%	31,870	(64.8)%
Related party interest expense	(930)	(0.3)%	(1,346)	(0.6)%	416	(30.9)%
Income/(loss) before income taxes	46,591	17.2%	(42,296)	(18.0)%	88,887	NM
Income tax expense/(benefit)	14,407	5.3%	(14,611)	(6.2)%	29,018	NM
Net income/(loss)	$32,184	11.9%	$(27,685)	(11.8)%	$59,869	NM
Revenue

	Three months ended June 30,
	2025		2024		Change
($ in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue
Subscription revenue	$131,108	48.4%	$112,349	47.9%	$18,759	16.7%
Volume-based revenue	138,290	51.1%	120,900	51.5%	17,390	14.4%
Services and other revenue	1,256	0.5%	1,294	0.6%	(38)	(2.9)%
Total Revenue	$270,654	100.0%	$234,543	100.0%	$36,111	15.4%

Revenue was $270.7 million for the three months ended June 30, 2025 as compared to $234.5 million for the three months ended June 30, 2024, an increase of $36.1 million, or 15.4%, of which $18.8 million was attributed to subscription revenue from new and existing clients, almost all of which was generated by provider solutions. Another $17.4 million was attributed to volume-based revenue primarily related to expansion of existing client usage, of which $11.2 million was generated by patient payments solutions and $6.2 million was generated by provider solutions.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue was $87.0 million for the three months ended June 30, 2025 as compared to $80.5 million for the three months ended June 30, 2024, an increase of $6.6 million, or 8.2%. The increase was primarily driven by $5.5 million in increased costs stemming from higher transaction volumes and associated third-party costs, including higher platform usage, of which approximately $6.9 million was from costs associated with payment solutions offset by a decrease of $1.5 million from costs associated with provider solutions, primarily from timing of prior acquisition synergy attainment.
Sales and Marketing
Sales and marketing expense was $43.5 million for the three months ended June 30, 2025 as compared to $45.7 million for the three months ended June 30, 2024, a decrease of $2.2 million, or 4.8%. The decrease was primarily driven by stock-based compensation expense of $6.5 million attributable to the recognition of performance condition options that did not recur during the three months ended June 30, 2025 (see “Impacts of IPO” section above), offset by an increase in channel partner fees and amortization of the internal commission deferred contract costs asset of $3.5 million associated with revenue growth and increased personnel costs of $1.2 million.
General and Administrative
General and administrative expense was $29.2 million for the three months ended June 30, 2025 as compared to $40.0 million for the three months ended June 30, 2024, a decrease of $10.8 million, or 26.9%. The decrease was primarily due to a reduction in stock-based compensation expense of $13.6 million attributable to the recognition of performance condition options that did not recur during the three months ended June 30, 2025 (see “Impacts of IPO” section above).
Research and Development
Research and development expense was $12.6 million for the three months ended June 30, 2025 as compared to $15.9 million for the three months ended June 30, 2024, a decrease of $3.3 million, or 20.6%. The decrease was primarily due to a reduction in stock-based compensation expense of $4.1 million attributable to the recognition of performance condition options that did not recur during the three months ended June 30, 2025 (see “Impacts of IPO” section above).
Depreciation and Amortization
Depreciation and amortization expense was $33.4 million for the three months ended June 30, 2025, as compared to $44.3 million for the three months ended June 30, 2024, a decrease of $10.9 million, or 24.5%. The decrease was due to several intangible assets becoming fully amortized in the prior year, driving a decrease in intangible amortization.
Interest Expense
Total interest expense was $18.3 million for the three months ended June 30, 2025 as compared to $50.5 million for the three months ended June 30, 2024, a decrease of $32.3 million, or 63.9%. $27.6 million of the decrease, net of the impact of interest rate swaps, was driven by First Lien Credit Facility paydowns during 2024 totaling $1.0 billion.
Income Tax Expense/(Benefit)
Income tax expense was $14.4 million for the three months ended June 30, 2025, as compared to an income tax benefit of $14.6 million for the three months ended June 30, 2024, an increase of $29.0 million. The increase was primarily driven by the increase in pre-tax income/(loss).

Results of Operations for the Six Months Ended June 30, 2025 and 2024
The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Six months ended June 30,
	2025			2024		Change
($ in thousands)	($)	(%)		($)	(%)	($)	(%)
Revenue	$527,089	100.0%		$459,335	100.0%	$67,754	14.8%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	170,389	32.3%		155,643	33.9%	14,746	9.5%
Sales and marketing	83,647	15.9%		79,495	17.3%	4,152	5.2%
General and administrative	52,492	10.0%		66,090	14.4%	(13,598)	(20.6)%
Research and development	23,700	4.5%		26,221	5.7%	(2,521)	(9.6)%
Depreciation and amortization	66,806	12.7%		88,450	19.3%	(21,644)	(24.5)%
Total operating expenses	397,034	75.3%	`	415,899	90.5%	(18,865)	(4.5)%
Income from operations	130,055	24.7%		43,436	9.5%	86,619	199.4%
Other expense
Interest expense	(35,582)	(6.8)%		(105,007)	(22.9)%	69,425	(66.1)%
Related party interest expense	(1,573)	(0.3)%		(2,718)	(0.6)%	1,145	(42.1)%
Income/(loss) before income taxes	92,900	17.6%		(64,289)	(14.0)%	157,189	NM
Income tax expense/(benefit)	31,447	6.0%		(20,672)	(4.5)%	52,119	NM
Net income/(loss)	$61,453	11.7%		$(43,617)	(9.5)%	$105,070	NM
Revenue

	Six months ended June 30,
	2025		2024		Change
($ in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue
Subscription revenue	$256,149	48.6%	$218,428	47.6%	$37,721	17.3%
Volume-based revenue	268,208	50.9%	238,044	51.8%	30,164	12.7%
Services and other revenue	2,732	0.5%	2,863	0.6%	(131)	(4.6)%
Total Revenue	$527,089	100.0%	$459,335	100.0%	$67,754	14.8%
Revenue was $527.1 million for the six months ended June 30, 2025 as compared to $459.3 million for the six months ended June 30, 2024, an increase of $67.8 million, or 14.8%, of which $37.7 million was attributed to subscription revenue from new and existing clients, almost all of which is generated by provider solutions. Another $30.2 million was attributed to volume-based revenue primarily related to expansion of existing client usage, most of which was generated by patient payments solutions.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue was $170.4 million for the six months ended June 30, 2025 as compared to $155.6 million for the six months ended June 30, 2024, an increase of $14.7 million, or 9.5%. The increase was primarily driven by $11.7 million in increased costs stemming from higher transaction volume and associated third-party costs, including higher platform usage, of which approximately $15.5 million was from costs associated with payment solutions offset by a decrease of $3.8 million from costs associated with provider solutions, primarily from timing of prior acquisition synergy attainment.

Sales and Marketing
Sales and marketing expense was $83.6 million for the six months ended June 30, 2025 as compared to $79.5 million for the six months ended June 30, 2024, an increase of $4.2 million, or 5.2%. The increase was primarily driven by an increase in channel partner fees and amortization of the internal commission deferred contract costs asset of $8.0 million associated with revenue growth and increased personnel costs of $2.2 million. This was offset by a decrease in stock-based compensation of $5.6 million attributable to the recognition of performance condition options that did not recur during the six months ended June 30, 2025 (see “Impacts of IPO” section above).
General and Administrative
General and administrative expense was $52.5 million for the six months ended June 30, 2025 as compared to $66.1 million for the six months ended June 30, 2024, a decrease of $13.6 million, or 20.6%. The decrease was primarily due to a reduction in stock-based compensation expense of $11.0 million attributable to the recognition of performance condition options that did not recur during the six months ended June 30, 2025 (see “Impacts of IPO” section above).
Research and Development
Research and development expense was $23.7 million for the six months ended June 30, 2025 as compared to $26.2 million for the six months ended June 30, 2024, a decrease of $2.5 million, or 9.6%. The decrease was primarily driven by a decrease in stock-based compensation expense of $3.4 million attributable to the recognition of performance condition options that did not recur during the six months ended June 30, 2025 (see “Impacts of IPO” section above).
Depreciation and Amortization
Depreciation and amortization expense was $66.8 million for the six months ended June 30, 2025, as compared to $88.4 million for the six months ended June 30, 2024, a decrease of $21.6 million, or 24.5%. The decrease was due to several intangible assets becoming fully amortized in the prior year, driving a decrease in intangible amortization.
Interest Expense
Total interest expense was $37.2 million for the six months ended June 30, 2025 as compared to $107.7 million for the six months ended June 30, 2024, a decrease of $70.6 million, or 65.5%. The decrease was driven by the paydowns during 2024 totaling $1.0 billion on our First Lien Credit Facility decreasing the corresponding interest expense.
Income Tax Benefit
Income tax expense was $31.4 million for the six months ended June 30, 2025 as compared to an income tax benefit of $20.7 million for the six months ended June 30, 2024, an increase of $52.1 million. The increase was primarily driven by the increase in pre-tax income/(loss).
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income / (loss) before interest expense, net, income tax expense / (benefit), depreciation and amortization, and as further adjusted for stock-based compensation expense, acquisition and integration costs, asset and lease impairments, costs related to amended debt agreements, and costs related to our IPO and the Secondary Offerings. Adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
The following table presents a reconciliation of net income/(loss) to adjusted EBITDA and net income/(loss) margin to adjusted EBITDA margin for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income/(loss)	$32,184	$(27,685)	$61,453	$(43,617)
Interest expense	18,255	50,541	37,155	107,725
Income tax expense/(benefit)	14,407	(14,611)	31,447	(20,672)
Depreciation and amortization	33,426	44,276	66,806	88,450
Stock-based compensation expense	11,530	36,969	18,274	39,497
Acquisition and integration costs	655	206	884	508
Costs related to amended debt agreements	—	2,368	—	12,770
IPO related and Secondary Offering expenses	1,769	1,841	3,199	2,005
Other (a)	326	—	1,080	—
Adjusted EBITDA	$112,552	$93,905	$220,298	$186,666
Revenue	$270,654	$234,543	$527,089	$459,335
Net income/(loss) margin	11.9%	(11.8)%	11.7%	(9.5)%
Adjusted EBITDA margin	41.6%	40.0%	41.8%	40.6%
_______________________________________________________________
(a)Adjustments relate to additional lease costs due to the relocation of our Louisville office totaling $0.2 million and $0.4 million, respectively, and executive severance totaling $0.0 million and $0.5 million, respectively, for the three and six months ended June 30, 2025.
Non-GAAP Net Income / (Loss) and Non-GAAP Net Income / (Loss) Per Share
We define non-GAAP net income as GAAP net income / (loss) excluding the impact of stock-based compensation, acquisition and integration costs, asset and lease impairments, costs related to our IPO, and the Secondary Offerings, and costs related to amended debt agreements and amortization of intangibles. The tax effects of the adjustments are calculated using a management estimated annual effective non-GAAP tax rate of 21%, which is based on our statutory federal tax rate and provides consistency across interim reporting periods by eliminating the effects of non-recurring and period specific items. Due to the differences in the tax treatment of items excluded from non-GAAP net income, our estimated tax rate on non-GAAP net income may differ from our GAAP tax rate.
Non-GAAP net income per share is shown on both a basic and diluted basis and is defined as non-GAAP net income divided by the basic or diluted weighted-average shares, respectively.

The following table presents a reconciliation of net loss to non-GAAP net income / (loss) and non-GAAP net income / (loss) per share for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income/(loss)	$32,184	$(27,685)	$61,453	$(43,617)
Stock based compensation	11,530	36,969	18,274	39,497
Acquisition and integration costs	655	206	884	508
Costs related to amended debt agreements	—	2,368	—	12,770
IPO and Secondary Offering expenses	1,769	1,841	3,199	2,005
Other (a)	326	—	1,080	—
Intangible amortization	28,115	39,080	56,230	78,160
Tax effect of adjustments	(8,903)	(16,897)	(16,730)	(27,917)
Non-GAAP net income/(loss)	$65,676	$35,882	$124,390	$61,406

Non-GAAP net income/(loss) per share:
Basic	$0.38	$0.27	$0.72	$0.48
Diluted	$0.36	$0.26	$0.69	$0.47
Weighted-average shares outstanding:
Basic	173,358,382	133,527,766	172,467,988	127,601,532
Diluted	181,599,133	137,294,656	181,076,149	131,332,872
(a)Adjustments relate to additional lease costs due to the relocation of our Louisville office totaling $0.2 million and $0.4 million, respectively, and executive severance totaling $0.0 million and $0.5 million, respectively, for the three and six months ended June 30, 2025.
Key Performance Metrics
Net Revenue Retention Rate
We also regularly monitor and review our Net Revenue Retention Rate.
The following table presents our Net Revenue Retention Rate for June 30, 2025 and 2024, respectively:

	Twelve months ended June 30,
($in thousands)	2025	2024
Net Revenue Retention Rate	114.6%	107.5%
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
Customer Count with >$100,000 Revenue
We also regularly monitor and review our count of clients who generate more than $100,000 of revenue.
The following table sets forth our count of clients who generate more than $100,000 of revenue for the periods presented:

	Twelve months ended June 30,
	2025	2024
Customer Count with > $100,000 Revenue	1,268	1,117
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
On June 30, 2025 and December 31, 2024, we had restricted cash of $21.2 million and $22.4 million, respectively, which consists of cash deposited in lockbox accounts owned by us which are contractually required to be disbursed to participating clients on the following day, as well as cash collected on behalf of healthcare providers from patients that have not yet been remitted to providers. These funds payable are not available for our use and liquidity, and are offset on our balance sheet by an aggregated funds payable liability.
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
Cash Flows
Cash flows from operating, investing, and financing activities for the six months ended June 30, 2025 and June 30, 2024, are summarized in the following table:

	Six months ended June 30, 2025		Change
($ in thousands)	2025	2024	Amount	Change
Net cash provided by operating activities	$161,009	$26,180	$134,829	515.0%
Net cash used in investing activities	(61,718)	(12,428)	(49,290)	396.6%
Net cash provided by financing activities	7,596	21,278	(13,682)	(64.3)%
Net increase in cash and restricted cash	$106,887	$35,030	$71,857	205.1%
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities were $161.0 million for the six months ended June 30, 2025 as compared to $26.2 million for the six months ended June 30, 2024, an increase of $134.8 million. This increase is largely driven by increases in revenue and net income, as well as changes in working capital.

Cash Flows Used in Investing Activities
Cash flows used in investing activities were $61.7 million for the six months ended June 30, 2025 as compared to $12.4 million for the six months ended June 30, 2024 an increase of cash used of $49.3 million. Cash flows used in investing activities increased due to the purchase of short-term investments totaling $50.5 million during the six months ended June 30, 2025.
Cash Flows Provided By Financing Activities
Cash flows provided by financing activities were $7.6 million for the six months ended June 30, 2025 as compared to $21.3 million for the six months ended June 30, 2024, a decrease of $13.7 million. The decrease was driven by proceeds from last year's IPO, net of underwriting discounts and the corresponding paydown on debt, as well as proceeds from the issuance of debt, net of creditor fees, during the six months ended June 30, 2024. These amounts were offset by a decrease in payments made on debt compared to the prior period, as well as an increase in proceeds from the exercise of stock options during the six months ended June 30, 2025.
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
Interest Rate Risk
Our exposure to interest rate risk is related to our First Lien Credit Facility, which bears interest at SOFR plus 2.25% as of June 30, 2025. A hypothetical 100 basis point increase or decrease in the current effective rate would have an impact on our interest expense of approximately $3.1 million for the three months ended June 30, 2025 or $6.2 million for the six months ended June 30, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Item 1, Financial Statements, Note 20 (Commitments and Contingencies), to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On February 19, 2025, Eric Lee (Ric) Sinclair III, our Chief Business Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Sinclair’s plan provides for the exercise of up to 450,162 vested stock options and the associated sale of up 450,162 shares of the Company’s common stock. Mr. Sinclair’s trading plan will expire December 31, 2025, or upon the earlier sale of all the shares subject to the plan.
On June 6, 2025, Matthew Hawkins, our Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Hawkins’s plan provides for the exercise of up to 300,000 vested stock options and the associated sale of up 300,000 shares of the Company’s common stock. Mr. Hawkins’s trading plan will expire February 19, 2026, or upon the earlier sale of all the shares subject to the plan.
During the six  months ended June 30, 2025, none of the Company’s other directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Waystar Holding Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on June 10, 2024).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Waystar Holding Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025).

3.3	Amended and Restated Bylaws of Waystar Holding Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on June 10, 2024).

10.1†
Amendment No. 1 to the Stockholders Agreement among Waystar Holding Corp. and the other parties named therein, dated as of April 10, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2025).

10.2†
Form of Performance Stock Unit Agreement under the Waystar Holding Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2025).

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
_______________________________________________________________
XFiled Herewith
† Management contract of compensatory plan or arrangement.

*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lehi, Utah, on July 30, 2025.

WAYSTAR HOLDING CORP.

By:	/s/ Matthew J. Hawkins
	Name:	Matthew J. Hawkins
	Title:	Chief Executive Officer

By:	/s/ Steven M. Oreskovich
	Name:	Steven M. Oreskovich
	Title:	Chief Financial Officer