Form 10-Q
period 2025-09-30
Waystar Holding Corp.
filed 2025-10-29
CIK 1990354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 191,316,583 shares of common stock as of October 20, 2025.

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
•our ability to accurately assess the risks related to acquisitions and successfully integrate acquired businesses, including the acquisition of Iodine Software Holdings, Inc. (“Iodine”);
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

i

Part I - Financial Information
Item 1. Financial Statements
Waystar Holding Corp.
Unaudited Condensed Consolidated Balance Sheets (in Thousands, Except for Share and Per Share Data)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$421,056	$182,133
Restricted cash	24,301	22,449
Accounts receivable, net of allowance of $5,895 at September 30, 2025 and $5,885 at December 31, 2024	145,675	145,235
Income tax receivable	—	2,838
Prepaid expenses	20,557	14,414
Other current assets	1,993	3,972
Total current assets	613,582	371,041
Property, plant and equipment, net	48,172	46,731
Operating lease right-of-use assets, net	11,026	10,820
Intangible assets, net	954,967	1,039,049
Goodwill	3,019,999	3,019,999
Deferred costs	90,131	82,815
Other long-term assets	8,479	6,549
Total assets	$4,746,356	$4,577,004
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$51,401	$47,365
Accrued compensation	28,300	31,589
Aggregated funds payable	23,848	22,059
Other accrued expenses	26,757	15,930
Deferred revenue	9,018	10,527
Current portion of long-term debt	11,099	11,311
Related party current portion of long-term debt	569	357
Current portion of operating lease liabilities	5,687	5,591
Current portion of finance lease liabilities	973	904
Total current liabilities	157,652	145,633
Long-term liabilities
Deferred tax liability	123,034	100,523
Long-term debt, net, less current portion	1,158,411	1,185,411
Related party long-term debt, net, less current portion	55,783	35,211
Operating lease liabilities, net of current portion	11,855	13,133
Finance lease liabilities, net of current portion	10,549	11,290
Deferred revenue - long-term	5,385	5,739
Other long-term liabilities	1,091	278
Total liabilities	1,523,760	1,497,218
Commitments and contingencies (Note 19)
Stockholders’ equity
Preferred stock $0.01 par value - 100,000,000 and 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; zero shares issued or outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock $0.01 par value - 2,500,000,000 and 2,500,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 174,667,840 and 172,108,240 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,747	1,722
Additional paid-in capital	3,350,190	3,298,083
Accumulated other comprehensive income (loss)	(542)	881
Accumulated deficit	(128,799)	(220,900)
Total stockholders’ equity	3,222,596	3,079,786
Total liabilities and stockholders’ equity	$4,746,356	$4,577,004
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Operations (in Thousands, Except for Share and Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$268,651	$240,112	$795,740	$699,447
Operating expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	85,136	80,545	255,525	236,188
Sales and marketing	45,158	38,450	128,805	117,945
General and administrative	32,422	22,704	84,914	88,794
Research and development	12,403	11,082	36,103	37,303
Depreciation and amortization	33,300	60,185	100,106	148,635
Total operating expenses	208,419	212,966	605,453	628,865
Income from operations	60,232	27,146	190,287	70,582
Other expense
Interest expense	(16,613)	(17,752)	(52,195)	(122,759)
Related party interest expense	(902)	(707)	(2,475)	(3,425)
Income/(loss) before income taxes	42,717	8,687	135,617	(55,602)
Income tax expense/(benefit)	12,069	3,274	43,516	(17,398)
Net income/(loss)	$30,648	$5,413	$92,101	$(38,204)
Net income/(loss) per share:
Basic	$0.18	$0.03	$0.53	$(0.27)
Diluted	$0.17	$0.03	$0.51	$(0.27)
Weighted-average shares outstanding:
Basic	174,352,079	171,578,311	173,388,077	142,367,458
Diluted	181,240,033	176,181,511	181,165,738	142,367,458
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) (in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income/(loss)	$30,648	$5,413	$92,101	$(38,204)
Other comprehensive income (loss), before tax:
Interest rate swaps	(179)	(14,440)	(1,868)	(20,624)
Available-for-sale securities	32	—	—	—
Income tax effect:
Interest rate swaps	44	3,506	445	5,014
Available-for-sale securities	(8)	—	—	—
Other comprehensive income/(loss), net of tax	(111)	(10,934)	(1,423)	(15,610)
Comprehensive income/(loss), net of tax	$30,537	$(5,521)	$90,678	$(53,814)

(1)Amounts reclassified out of accumulated other comprehensive income/(loss) into net interest expense included $2,171 and $8,788 for the three months ended September 30, 2025 and 2024, respectively, and included $4,060 and $26,085 for the nine months ended September 30, 2025 and 2024, respectively.
(2)The income tax effects of amounts reclassified out of accumulated other comprehensive income/(loss) were ($534) and ($2,134) for the three months ended September 30, 2025 and 2024, respectively, and $(999) and $(6,334) for the nine months ended September 30, 2025 and 2024, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Three months ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at June 30, 2025	174,146,070	$1,741	$3,331,277	$(431)	$(159,447)	$3,173,140
Share-based compensation	—	—	11,525	—	—	11,525
Issuance of common stock under employee equity plans	521,770	6	7,388	—	—	7,394
Net income	—	—	—	—	30,648	30,648
Other comprehensive income (loss)	—	—	—	(111)	—	(111)
Balances at September 30, 2025	174,667,840	$1,747	$3,350,190	$(542)	$(128,799)	$3,222,596

	Three months ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at June 30, 2024	166,659,634	$1,667	$3,178,697	$11,126	$(245,392)	$2,946,098
Stock-based compensation	—	—	7,949	—	—	7,949
Issuance of common stock under employee equity plans	367,485	4	1,517	—	—	1,521
Issuance of common stock in initial public offering, net of issuance costs	5,059,010	50	102,650	—	—	102,700
Net loss	—	—	—	—	5,413	5,413
Other comprehensive income (loss)	—	—	—	(10,934)	—	(10,934)
Balances at September 30, 2024	172,086,129	1,721	3,290,813	192	(239,979)	3,052,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Nine months ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2024	172,108,240	$1,722	$3,298,083	$881	$(220,900)	$3,079,786
Share-based compensation	—	—	29,693	—	—	29,693
Issuance of common stock under employee equity plans	2,559,600	25	22,414	—	—	22,439
Net income	—	—	—	—	92,101	92,101
Other comprehensive income (loss)	—	—	—	(1,423)	—	(1,423)
Balances at September 30, 2025	174,667,840	1,747	3,350,190	(542)	(128,799)	3,222,596

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2023	121,679,902	$1,217	$2,234,688	$15,802	$(201,775)	$2,049,932
Stock-based compensation	—	—	47,867	—	—	47,867
Issuance of common stock under employee equity plans	369,905	5	1,483	—	—	1,488
Repurchase of shares	(22,688)	(1)	(843)	—	—	(844)
Capital distributions	—	—	(99)	—	—	(99)
Issuance of common stock in initial public offering, net of issuance costs	50,059,010	500	1,007,717	—	—	1,008,217
Net loss	—	—	—	—	(38,204)	(38,204)
Other comprehensive income (loss)	—	—	—	(15,610)	—	(15,610)
Balances at September 30, 2024	172,086,129	$1,721	$3,290,813	$192	$(239,979)	$3,052,747
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows (in Thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income/(loss)	$92,101	$(38,204)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	100,106	148,635
Stock-based compensation	29,871	47,400
Provision for bad debt expense	2,605	1,642
Loss on extinguishment of debt	711	20,277
Deferred income taxes	22,959	(57,984)
Amortization of debt discount and issuance costs	2,021	3,301
Other	—	(99)
Changes in:
Accounts receivable	(3,045)	(13,445)
Income tax refundable	2,838	2,227
Prepaid expenses and other current assets	(4,980)	(1,714)
Deferred costs	(7,116)	(14,389)
Other long-term assets	(2,362)	(515)
Accounts payable and accrued expenses	10,580	9,366
Deferred revenue	(1,863)	(1,256)
Operating lease right-of-use assets and lease liabilities	(1,387)	(244)
Net cash provided by operating activities	243,039	104,998
Cash flows from investing activities
Purchase of property and equipment and capitalization of internally developed software costs	(17,069)	(21,044)
Purchase of investment securities	(206,444)	—
Proceeds from sale of investment securities	206,444	—
Net cash used in investing activities	(17,069)	(21,044)
Cash flows from financing activities
Change in aggregated funds liability	1,789	7,433
Proceeds from equity offering, net of underwriting discounts	—	1,017,074
Payments of third-party IPO issuance costs	—	(3,372)
Repurchase of shares	—	(844)
Proceeds from issuance of common stock from employee equity plans	22,439	1,488
Proceeds from issuances of debt, net of creditor fees	—	545,209
Payments on debt	(8,751)	(1,550,002)
Third-party fees paid in connection with issuance of new debt	—	(1,410)
Finance lease liabilities paid	(672)	(611)
Net cash provided by financing activities	14,805	14,965
Increase in cash and cash equivalents during the period	240,775	98,919
Cash and cash equivalents and restricted cash–beginning of period	204,582	45,428
Cash and cash equivalents and restricted cash–end of period	$445,357	$144,347
Supplemental disclosures of cash flow information
Interest paid	$59,303	$101,189
Cash taxes paid (refunds received), net	9,439	38,558
Non-cash investing and financing activities
Fixed asset purchases in accounts payable	539	586
Unpaid third-party IPO issuance costs	—	50
Reconciliation of Balance Sheet Cash Accounts to Cash Flow Statement
Balance sheet
Cash and cash equivalents	421,056	127,125
Restricted cash	24,301	17,222
Total	445,357	144,347
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
No liability associated with such indemnifications was recorded as of September 30, 2025 and December 31, 2024.
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
The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024 in the 2024 Annual Report of Form 10-K filed with the SEC on February 18, 2025 (the “2024 Annual Report”).

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
Revenue from our subscription services as well as from our volume-based services represents a single promise to provide continuous access (i.e., a stand-ready obligation) to our software solutions in the form of a service. Our software products are made available to our clients via a cloud-based, hosted platform where our clients do not have the right or practical ability to take possession of the software. As each day of providing access to the software solutions is substantially the same and the client simultaneously receives and consumes the benefits as services are provided, these services are viewed as a single performance obligation composed of a series of distinct daily services.
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
Contract Costs
Incremental Costs of Obtaining a Contract
Incremental costs of obtaining a contract primarily include commissions paid to our internal sales personnel. We consider all such commissions to be both incremental and recoverable since they are only paid when a contract is secured. These capitalized costs are amortized on a straight-line basis over the expected period of benefit, which is determined based on the average customer life, which includes anticipated renewals of contracts. As of September 30, 2025 and December 31, 2024, the total unamortized costs reported as deferred costs on our balance sheet amounted to $30.8 million and $29.0 million, respectively, for internal sales commissions. For the three months ended September 30, 2025 and 2024, amortization related to the sales commission asset was $3.3 million and $2.8 million, respectively. For the nine months ended September 30, 2025 and 2024, amortization related to the sales commission asset was $9.6 million and $7.8 million, respectively. The aforementioned amortization amounts are included in sales and marketing in our consolidated statements of operations.
Costs to Fulfill a Contract
We capitalize costs incurred to fulfill contracts that i) relate directly to the contract, ii) are expected to generate resources that will be used to satisfy performance obligations under the contract, and iii) are expected to be recovered through revenue generated under the contract. Costs incurred to implement clients on our solutions (e.g., direct labor) are capitalized and amortized on a straight-line basis over the estimated customer life if we expect to recover those costs. As of September 30, 2025 and December 31, 2024, the total unamortized costs reported as deferred costs on our balance sheet amounted to $59.3 million and $53.8 million, respectively, for fulfillment costs. For the three months ended September 30, 2025 and 2024, amortization related to the fulfillment cost asset was $4.2 million and $3.2 million, respectively. For the nine months ended September 30, 2025 and 2024, amortization related to the fulfillment cost asset was $11.8 million and

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
$8.9 million, respectively. The aforementioned amortization amounts are included in the costs of revenue in our consolidated statements of operations.
There were no impairment losses relating to deferred costs during the periods presented.
Channel Partners
We account for fees paid to channel partners within sales and marketing expenses in the accompanying statements of operations. For the three months ended September 30, 2025 and 2024, we recorded fees to all channel partners of $19.8 million and $17.0 million, respectively. For the nine months ended September 30, 2025 and 2024, we recorded fees to all channel partners of $57.1 million and $47.6 million, respectively. As we are primarily responsible for contracting with and fulfilling contracts for the end user, we record revenue gross of related channel partner fees.
Cash and cash equivalents
We consider highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any credit losses in such accounts.

Investment securities
Our short-term investments, which consist of debt securities, are stated at fair value. These debt securities have been categorized as available-for-sale and classified as current assets given their maturity date is twelve months or less. Unrealized holding gains and losses for debt securities, net of applicable deferred taxes, are included in other comprehensive income or loss as a component of stockholders’ equity until realized from a sale or an expected credit loss is recognized. For the purpose of determining realized gross gains and losses for debt securities sold, that are included as a component of interest income/(expense) in the consolidated statements of income, the cost of investment securities sold is based upon specific identification. We recorded $1.4 million and $2.0 million of interest income on investment securities for the three and nine months ended September 30, 2025, within “Other expense” of our statements of operations. For the period ended September 30, 2025 we had purchases of short-term investments of $206.4 million that were liquidated in the same period to help fund the acquisition of Iodine Software Holdings, Inc. (“Iodine”). No material gain or loss was recognized in the sale of these short-term investments.
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

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
In September 2025, the FASB issued ASU 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software” to modernize the accounting guidance for the costs to develop software for internal use. The new guidance amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. The new guidance will be effective for all entities for annual periods beginning after December 15, 2027. The guidance can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis. We are currently evaluating the effect of the adoption of this amendment on our consolidated financial statements.

3. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by revenue type and the timing of revenue recognition (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Recognition	2025	2024	2025	2024
Subscription revenue	Over time	$134,450	$117,993	$390,599	$336,421
Volume-based revenue	Over time	132,342	120,678	400,551	358,723
Implementation services and other revenue	Various	1,859	1,441	4,590	4,303
Total revenues		$268,651	$240,112	$795,740	$699,447
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
Revenue recognized from amounts included in deferred revenue as of the beginning of the period was $0.8 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively. Revenue recognized from the amounts included in deferred revenue as of the beginning of the period was $9.1 million and $10.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Transaction Price Allocated to Remaining Performance Obligations
At September 30, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the next 12 months and greater than 12 months was $60.4 million and $15.0 million, respectively.
The transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) for executed contracts does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less.
Additionally, the balance does not include variable consideration that is allocated entirely to wholly unsatisfied promises that form part of a single performance obligation composed of a series of distinct daily services.
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

	Three months ended September 30,		Nine months ended September 30,
($in thousands)	2025	2024	2025	2024
Total Revenue	$268,651	$240,112	$795,740	$699,447
Less:
Materials & connectivity	60,061	57,877	182,784	168,875
Labor & associated expenses	25,075	22,668	72,740	67,313
Research & development	12,403	11,082	36,103	37,303
Sales & marketing	45,158	38,450	128,805	117,945
General and administrative	32,422	22,704	84,914	88,794
Depreciation	5,449	21,105	16,024	31,395
Amortization	27,851	39,080	84,082	117,240
Interest and non-operating expenses, net	17,515	18,459	54,672	126,184
Income tax expense (benefit)	12,069	3,274	43,515	(17,398)
Segment Net income/(loss)	$30,648	$5,413	$92,101	$(38,204)
Consolidated Net income/(loss)	$30,648	$5,413	$92,101	$(38,204)

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Fair Value Measurements and Disclosures
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
September 30, 2025
Other financial assets:
Interest rate swaps	Other current assets	$315	$—	$315	$—
Other financial liabilities:
Interest rate swaps	Other accrued expenses	$217	$—	$217	$—
Interest rate swaps	Other long-term liabilities	$815	$—	$815	$—
December 31, 2024
Other financial assets:
Interest rate swaps	Other current assets	$1,127	$—	$1,127	$—
Interest rate swaps	Other long-term assets	$22	$—	$22	$—
The fair values of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected SOFR curve. The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities. The carrying value of our first lien term loan facility was $1,154.8 million and $1,163.5 million compared to a fair value of $1,151.9 million and $1,169.4 million at September 30, 2025 and December 31, 2024, respectively. There were no transfers in or out of Level 3 during the periods presented.
As of September 30, 2025 and December 31, 2024, the carrying value of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. Interest rate swaps are Level 2 instruments whose fair value is derived from discounted cash flows adjusted for nonperformance risk. Investment securities are Level 2 instruments whose fair value is observed through market data of similar securities. Money market funds are Level 1 instruments whose fair value is observed through daily quoted prices of similar assets. Money market funds are considered cash equivalents because they have a maturity of less than three months and are highly liquid.
6. Property and Equipment, Net
The balances of the major classes of property and equipment are as follows (in thousands):

	September 30, 2025	December 31, 2024
Computer hardware	$42,799	$39,833
Capitalized internal-use software	50,402	40,281
Purchased computer software	22,938	22,789
Furniture and fixtures	4,010	3,642
Office equipment	266	247
Leasehold improvements	4,236	3,778
Internal-use software in progress	18,745	15,361
	143,396	125,931
Accumulated depreciation	(95,224)	(79,200)
Total	$48,172	$46,731

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Depreciation of fixed assets, including the amortization of capitalized software, for the three months ended September 30, 2025 and 2024 was $5.4 million and $21.1 million, respectively. Depreciation of fixed assets, including the amortization of capitalized software, for the nine months ended September 30, 2025 and 2024 was $16.0 million and $31.4 million, respectively.
We capitalized $4.6 million and $13.5 million in software development costs for the three and nine months ended September 30, 2025, respectively. We capitalized $4.3 million and $12.1 million in software developments costs for the three and nine months ended September 30, 2024, respectively. Amortization of capitalized software was $3.6 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively, and was $10.3 million and $7.4 million for the nine months ended September 30, 2025 and 2024, respectively. The net book value of capitalized software development costs was $32.8 million and $29.6 million as of September 30, 2025 and December 31, 2024, respectively.
There were no impairments of property and equipment for the three and nine months ended September 30, 2025 and 2024, respectively.
7. Goodwill and Other Intangible Assets
Goodwill has a balance of $3,020.0 million as of both September 30, 2025 and December 31, 2024. There were no additions, disposals or impairments to goodwill during the three and nine months ended September 30, 2025 and 2024.
Amortization for definite-lived intangible assets is as follows (in thousands, except useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life
As of September 30, 2025
Customer relationships	$1,429,400	$(511,890)	$917,510	10.4
Purchased developed technology	44,100	(22,837)	21,263	4.3
Tradenames and trademarks	40,300	(24,106)	16,194	4.1
Total	$1,513,800	$(558,833)	$954,967
As of December 31, 2024
Customer relationships	$1,429,400	$(440,729)	$988,671	11.1
Purchased developed technology	81,800	(50,875)	30,925	4.2
Tradenames and trademarks	40,700	(21,247)	19,453	4.7
Total	$1,551,900	$(512,851)	$1,039,049
Amortization expense was $27.9 million and $39.1 million for the three months ended September 30, 2025 and 2024, respectively and was $84.1 million and $117.2 million for the nine months ended September 30, 2025 and 2024, respectively. During the three and nine months ended September 30, 2025, gross carrying amount of definite-lived intangible assets decreased by $38.1 million due to disposals of fully amortized assets.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
8. Leases
The following table presents components of lease expense for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Finance lease cost
Amortization of right-of-use assets	$—	$13,442	$—	$14,236
Interest on lease liabilities	173	186	530	568
Operating lease cost	1,194	1,978	3,465	3,752
Variable lease cost	149	206	527	357
Short-term lease	227	162	620	526
Total lease cost	$1,743	$15,974	$5,142	$19,439
Maturities of lease liabilities as of September 30, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
2025	$1,722	$401
2026	6,198	1,641
2027	3,924	1,678
2028	3,624	1,714
2029	2,182	1,752
Thereafter	1,689	7,557
Total future minimum lease payments	19,339	14,743
Less: Interest	1,797	3,221
Total	$17,542	$11,522
Supplemental cash flow information related to leases for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,622	$1,358	$4,852	$3,995
Financing cash flows for financing leases	401	394	1,095	1,179
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$2,411	$—	$3,005

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Supplemental balance sheet information related to leases as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years):
Operating leases	3.8	4.1
Financing leases	8.3	9.1
Weighted average discount rate:
Operating leases	4.9	4.7
Financing leases	5.9	5.9
9. Income Taxes
We recognized income tax expense of $12.1 million and income tax benefit of $3.3 million for the three months ended September 30, 2025 and 2024, respectively, based on the quarter-to-date pre-tax income. We recognized income tax expense of $43.5 million and income tax benefit of $17.4 million for the nine months ended September 30, 2025 and 2024, respectively, based on the year-to-date pre-tax income. The Company’s effective income tax rate was 28.3% and 37.7% for the three months ended September 30, 2025 and 2024, respectively. The Company’s effective income tax rate was 32.1% and 31.3% for the nine months ended September 30, 2025 and 2024, respectively. Differences in the effective tax rate and statutory federal income tax rate of 21% are primarily driven by the impact of certain limitations on the deductibility of stock-based compensation recognized for financial reporting purposes as well as state income taxes and research and development credits claimed.
On July 4, 2025, H.R.1, the budget reconciliation bill known as the “One Big Beautiful Bill Act”, was signed into law in the U.S. This legislation includes significant changes to U.S. tax law impacting corporate tax rates, bonus depreciation, interest limitations under Internal Revenue Code Section 163(j), and the treatment of domestic research and development expenditures. Following the enactment of the OBBBA, the Company recognized the tax effects of the legislation in the interim period that included the enactment date, as required under ASC 740. The Company has evaluated the impact of the OBBBA on deferred tax assets and liabilities, including adjustments to valuation allowances, and has reflected these effects in the consolidated financial statements for the three and nine months ended September 30, 2025. The impacts of adopting the tax law change did not materially impact the net income tax expense or deferred tax balances.
10. Accounts Receivable Securitization
As of September 30, 2025 and December 31, 2024, we had $80.0 million and $80.0 million, respectively, outstanding under a receivables financing agreement with a counterparty as the lender, which provides for a three-year receivables facility with a limit of $80.0 million (the “Receivables Facility”). Pursuant to the Receivables Facility, we sell and/or contribute current and future receivables to Waystar RC, LLC as the Special Purpose Entity (“SPE”). The SPE, in turn, pledges its interests in the receivables to the counterparty, which either makes loans or issues letters of credit on behalf of the SPE. All receivables remain on our balance sheet as they continue to be the property of our consolidated entities under the securitization.
The interest rate under the Receivables Facility is 1.61% per annum above the SOFR rate with a minimum base of 0%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the Receivables Facility is paid monthly in arrears. At September 30, 2025, the effective interest rate for the Receivables Facility is 5.74%.
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

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
11. Debt
Debt instruments consist primarily of term notes, revolving lines of credit, and a Receivables Facility as follows (in thousands):

	September 30,	December 31,
	2025	2024
First lien term loan facility outstanding debt	$1,154,795	$1,163,545
Revolving credit facility	—	—
Receivables facility outstanding debt	80,000	80,000
Total outstanding debt	1,234,795	1,243,545
Unamortized debt issuance costs	(8,933)	(11,255)
Current portion of long-term debt	(11,668)	(11,668)
Total long-term debt, net	$1,214,194	$1,220,622
The maturity of long-term principal payments (excluding debt discount) at September 30, 2025 is as follows (in thousands):

2025	$2,918
2026	91,668
2027	11,668
2028	11,668
2029	1,116,873
$1,234,795
As of September 30, 2025 and December 31, 2024, there is no outstanding balance on our revolving credit facility. The interest rate under the revolving credit facility is 1.75% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. At September 30, 2025, the effective interest rate for the revolving credit facility is 5.88%.
On August 12, 2025, we executed the eleventh amendment on the First Lien Credit Agreement whereby the outstanding balance was repriced being an interest rate of 2.00% per annum above the SOFR rate with a minimum base of 0.00% ("August 2025 First Lien Repricing"). There was no change in the outstanding loan balance before repricing and after repricing and the maturity date was not impacted by the amendment. As part of the August 2025 First Lien Repricing, we recorded $0.7 million in third-party fees that were expensed immediately, which were recorded in general and administrative expenses in our consolidated statements of operations. We recorded a loss on extinguishment of $0.7 million for the three and nine months ended September 30, 2025 related to the August 2025 First Lien Repricing. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the First Lien Credit Facility is paid monthly in arrears. At September 30, 2025, the effective interest rate for First Lien Credit Facility is 6.34%.

Principal on the First Lien Credit Facility is payable in 20 equal quarterly installments with the remaining balance to be paid on October 22, 2029. As of September 30, 2025, there are 16 payments remaining. The First Lien Credit Agreement contains certain covenants which, among other things, restrict our ability to incur additional indebtedness. We were in compliance with such debt covenants as of September 30, 2025.
We had unamortized debt issuance costs of $8.9 million and $11.3 million as of September 30, 2025 and December 31, 2024, respectively.
In connection with the Revolving Credit Facility, unamortized debt issuance costs were $1.6 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively.

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
As of September 30, 2025 and December 31, 2024, we have the following interest rate swap agreements designated as a hedging instruments:

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
The effect of derivative instruments designated as hedging instruments on the accompanying consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI/AOCL on Derivative	Location of Gain or (Loss) Reclassified from AOCI/AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCI/AOCL into Income	Total Interest Expense on Consolidated Statements of Operations
Interest rate swaps:
Three months Ended September 30, 2025	$(135)	Interest expense	$736	$(17,515)
Three months Ended September 30, 2024	$(10,934)	Interest expense	$8,788	$(18,459)
Nine Months Ended September 30, 2025	$(1,423)	Interest expense	$2,026	$(54,670)
Nine Months Ended September 30, 2024	$(15,610)	Interest expense	$26,085	$(126,184)
The net amount of accumulated other comprehensive income expected to be reclassified to interest income in the next twelve months is $0.1 million.
13. Related Party Transactions
At September 30, 2025 and December 31, 2024, we had $56.4 million and $35.6 million, respectively, of outstanding debt as part of the First Lien Credit Facility from Bain Affiliated Funds and CPPIB Credit Investments III Inc., affiliates of Bain Capital LP and Canada Pension Plan Investment Board (“Affiliated Debtholders”). Interest expense associated with and

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
paid to Affiliated Debtholders was $0.9 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively and $2.5 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively.
CPPIB has an ownership interest in us and a significant interest in the landlord that leases us office space under an operating lease agreement in Houston, Texas. For the three months ended September 30, 2025 and 2024, we expensed zero and $0.1 million, respectively, and for the nine months ended September 30, 2025 and 2024, we expensed zero and $0.2 million, respectively, for this office space lease in general and administrative expense.
Bain Capital LP has an ownership interest in us and a significant interest in some clients for whom we provide software solutions. For the three months ended September 30, 2025 and 2024, we earned revenue of $0.8 million from five clients and $0.4 million from four clients, respectively. For the nine months ended September 30, 2025 and 2024, we earned revenue of $1.9 million from five clients and $1.2 million from four clients, respectively. They also have an ownership interest in us and a significant interest in two vendors that provide us with software solutions. For the three months ended September 30, 2025 and 2024, we expensed $0.6 million and $0.1 million, respectively, and for the nine months ended September 30, 2025 and 2024, we expensed $1.8 million and $0.3 million for software services from these vendors in cost of revenue expense.
14. Common and Preferred Stock
In connection with our initial public offering ("IPO"), the Company’s amended and restated certificate of incorporation became effective on June 10, 2024, which authorizes the issuance of 2,500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. The shares of preferred stock have rights and preferences, including voting rights, designated from time to time by the Board of Directors. In connection with the amendment and restatement of the Company’s certificate of incorporation effective on the IPO date, the Class A common stock shares were automatically reclassified as, and became, one share of common stock. There were 174,667,840 and 172,108,240 common stock shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.
15. Retirement Plans
We maintain qualified 401(k) plans which cover substantially all employees meeting certain eligibility requirements. Participants may contribute a portion of their compensation to the plans, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Under these plans, we contribute various percentages of employees’ salaries to the plans. Total expenses included in operating expenses in the accompanying consolidated statement of operations related to the plans were $1.3 million and $1.1 million for the three months ended September 30, 2025 and 2024 and $3.9 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively.
16. Stock-based Compensation
Equity incentive plans
On October 22, 2019, the Board of Directors approved the Waystar Holding Corp. 2019 Stock Incentive Plan (“2019 Waystar Holding Plan”). Under this plan, we can issue up to 9.9 million options or other equity awards. The granted awards contain service criteria, performance criteria, market conditions, or a combination thereof for vesting and have a 10-year contractual term. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. Options with a performance condition and a market condition vest based upon a change in control, initial public offering, or a sponsor distribution or deemed return if the investors have achieved specified levels of return on investment. In addition, as part of a change in control in 2019, 2.2 million fully vested rollover options remain outstanding.
The Board of Directors approved the Waystar Holding Corp. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), effective as of June 6, 2024, the date of pricing of our IPO. Under this plan, we can issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of the Company’s Common Stock, restricted stock units, performance based stock units, and other equity-based awards tied to the value of the Company’s shares. Under this plan, we can issue up to 10 million options and other equity awards, subject to annual increases as outlined under the plan. The number of shares available to be issued automatically increases on the first day of each fiscal year beginning in 2025 by a number of shares equal to the lesser of the positive difference, if any, between 5% of the outstanding common

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
stock on the last day of the immediately preceding fiscal year, minus the plan share reserve on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. The restricted stock units (“RSUs”) under the 2024 Equity Incentive Plan generally vest over 4 or 5 years with 25% or 20% vesting, respectively, in equal vesting installments. The performance-based stock units (“PSUs”) under the 2024 Equity Incentive Plan vest between 0% and 200% based on the company's total shareholder return (“TSR”) relative to a designated peer group as defined in the respective agreement over a four-year performance period. As of September 30, 2025, 5.4 million shares were available for future grants under this plan.
The Board of Directors approved the Waystar Holding Corp. 2024 Employee Stock Purchase Plan (the “ESPP”), effective as of June 6, 2024, the date of pricing of our IPO. A total of 3,250,000 shares of common stock are initially reserved for the ESPP. The number of shares available to be issued for the ESPP will automatically increase each fiscal year beginning in 2025 by a number of shares equal to the lesser of the positive difference, if any, between 1% of the outstanding common stock on the last day of the immediately preceding fiscal year and the number of shares of common stock available for the issuance of shares pursuant to the plan on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. The number of shares available to be issued for the ESPP will not exceed 27,000,000 as outlined in the plan agreement. Our employees contribute funds via payroll deductions during the offering periods, which are used to buy Waystar common shares at a discount of up to 15% of the purchase price at the purchase date. Offerings to purchase shares are granted twice annually on or about June 30 and December 31. During the three and nine months ended September 30, 2025, 37,323 of common shares have been issued as part of the ESPP. For the three and nine months ended September 30, 2025, expense of $0.1 million and $0.4 million, respectively, has been recorded which represents the 15% discount given to the employees under the ESPP. During the three and nine months ended September 30, 2024, zero expense was recorded related to the 15% discount given to the employees under the ESPP.

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
The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 was $18.69 per share. No options were granted during the three months ended September 30, 2025. The weighted average grant date fair value of options granted during the nine months ended September 30, 2024 was $12.89 per share. No options were granted during the three months ended September 30, 2024. As of September 30, 2025, we had 6.8 million fully vested options with a weighted average exercise price of $15.03 per share, an aggregate intrinsic value of $156.3 million and an average remaining contractual term of 4.2 years. The total fair value of options vested for the three months ended September 30, 2025 and 2024 were $2.9 million and $2.9 million, respectively and $16.5 million and $4.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Information pertaining to option activity under all plans (including rollover options) during the nine months ended September 30, 2025 and 2024 is as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding December 31, 2024	16,511,128	$17.57	5.8
Granted	132,065	36.94
Exercised	(2,061,626)	10.14
Forfeited	(121,202)	29.75
Outstanding September 30, 2025	14,460,365	$18.71	5.2

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding December 31, 2023	13,032,541	$15.20	5.7
Granted	4,003,703	24.20
Exercised	(369,905)	4.27
Forfeited	(90,145)	20.39
Outstanding September 30, 2024	16,576,194	$17.59	6.1
The following is a summary of the significant assumptions used in estimating the fair value of options granted the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Risk free interest rate	N/A	N/A	3.95%	3.76%-4.59%
Expected dividend yield	N/A	N/A	0%	0%
Expected term of stock award	N/A	N/A	6.2	5.0 - 6.5
Expected volatility in stock price	N/A	N/A	46.24%	49.62%-51.89%
The aggregate intrinsic value of options exercised (the difference between the fair market value of our stock on the date of exercise and the exercise price) was approximately $12.8 million and $6.7 million for the three months ended September 30, 2025 and 2024, respectively and $61.7 million and $6.7 million for the nine months ended September 30, 2025 and 2024, respectively.
We expect to incur compensation expense of approximately $41.0 million over a weighted average of 3.4 years for all unvested time-based awards outstanding on September 30, 2025.
RSUs
The RSUs granted on June 10, 2024 in conjunction with the IPO were valued at the IPO price. Subsequent RSU grants have been valued using our common stock price as of the grant date based on the publicly traded value per NASDAQ, and are expensed on a straight-line basis over the applicable vesting period. All vesting is contingent on continued service.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes RSU activity during the nine months ended September 30, 2025 and 2024.

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2024	2,089,241	$21.91
Granted	2,323,495	37.34
Vested	(460,362)	21.50
Forfeited	(55,819)	27.40
Outstanding September 30, 2025	3,896,555	$31.08

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2023	—	$—
Granted	2,011,651	21.50
Vested	—	—
Forfeited	(8,259)	21.50
Outstanding September 30, 2024	2,003,392	$21.50
We expect to incur compensation expense of $110.8 million over a weighted average of 4.5 years for all unvested RSUs outstanding on September 30, 2025.
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
The following is a summary of the significant assumptions used in estimating the fair value of PSUs granted during the nine months ended September 30, 2025. There were no PSUs granted during the three months ended September 30, 2025 or during the three and nine months ended September 30, 2024.

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	2025	2024	2025	2024
Risk free interest rate	N/A	N/A	3.92%	N/A
Expected dividend yield	N/A	N/A	0%	N/A
Expected term of stock award	N/A	N/A	4.0	N/A
Expected volatility in stock price	N/A	N/A	40.00%	N/A

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes PSU activity during the nine months ended September 30, 2025.

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2024	—	$—
Granted	396,197	61.67
Vested	—	—
Forfeited	—	—
Outstanding September 30, 2025	396,197	$61.67
We expect to incur compensation expense of $21.4 million over a weighted average of 3.5 years for all unvested PSUs outstanding on September 30, 2025.
Stock-based Compensation
We recorded $11.6 million and $7.9 million of stock-based compensation expense for the three months ended September 30, 2025 and 2024, respectively and $29.9 million and $47.4 million for the nine months ended September 30, 2025 and 2024, respectively.
Stock-based compensation expense was recorded in the following cost and expense categories in the consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of revenue	$418	$300	$1,064	$2,161
General and administrative	7,218	4,832	18,418	27,043
Sales and marketing	2,392	1,587	6,198	10,958
Research and development	1,569	1,184	4,191	7,238
Total	$11,597	$7,903	$29,871	$47,400
17. Other Accrued Expenses
Other accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued income taxes	$13,246	$4,111
Other taxes payable	1,214	3,915
Accrued severance	300	—
Retirement plan payable	25	497
Accrued self insurance claims	1,909	1,064
Accrued interest	272	597
Accrued rent	1,609	—
ESPP payable	994	—
Other	7,188	5,746
Total	$26,757	$15,930

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
18. Income/(Loss) Per Share
A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows (in thousands, except for share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic income/(loss) per share:
Net income/(loss)	$30,648	$5,413	$92,101	$(38,204)
Net income/(loss) attributable to common shares	$30,648	$5,413	$92,101	$(38,204)
Weighted average common stock outstanding–(voting)	174,352,079	171,578,311	173,388,077	142,367,458
Basic weighted average common stock outstanding	174,352,079	171,578,311	173,388,077	142,367,458
Basic income/(loss) per share	$0.18	$0.03	$0.53	$(0.27)

Diluted income/(loss) per share:
Net income/(loss)	$30,648	5,413	$92,101	(38,204)
Net income/(loss) attributable to common shares	$30,648	$5,413	$92,101	$(38,204)
Dilutive effect of stock options – (voting)	6,048,579	4,268,993	6,736,352	—
Dilutive effect of RSUs – (voting)	836,036	334,207	1,040,195	—
Dilutive effect of ESPP – (voting)	3,339	—	1,113	—
Weighted average common stock outstanding–(voting)	181,240,033	176,181,511	181,165,737	142,367,458
Diluted weighted average common stock outstanding	181,240,033	176,181,511	181,165,738	142,367,458
Diluted income/(loss) per share	$0.17	$0.03	$0.51	$(0.27)
Because of their anti-dilutive effect, 1,652,397 and 5,247,024 common share equivalents comprised of stock options and RSUs have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2025 and 2024, respectively. Additionally because of their anti-dilutive effect, 1,305,855 and 12,148,217 common share equivalents comprised of stock options and RSUs have been excluded from diluted earnings per share calculation for the nine months ended September 30, 2025 and 2024, respectively.
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
On October 1, 2025, the Company completed the acquisition of Iodine pursuant to the Agreement and Plan of Merger (the "Merger Agreement") entered into on July 23, 2025 for total cash consideration of approximately $458.6 million and 16,639,920 shares of common stock having a value of $37.31 per share as outlined in the Merger Agreement. Due to the timing of the acquisition, the accounting conclusions related to the transaction have not yet been finalized.
On October 1, 2025, we entered into the Twelfth Amendment to the First Lien Credit Agreement to increase our First Lien Credit Facility by $250.0 million, increase the maximum borrowing capacity under the revolving credit facility from $400.0 million to $500.0 million, and decrease the interest rate under the revolving credit facility from 1.75% per annum above SOFR to 1.50% per annum above SOFR. We drew $30.0 million on the revolving credit facility to help fund the Iodine acquisition.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
On October 28, 2025, we reached a settlement agreement to terminate the prior lease on one of our office locations that was relocated in the third quarter of 2024. The total settlement was $15.0 million. Due to the timing of the settlement, the accounting conclusions related to the transaction have not yet been finalized.

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
Our software is used daily by providers of all types and sizes across the continuum of care, including physician practices, clinics, surgical centers, and laboratories, as well as large hospitals and health systems. We currently serve over 30,000 clients of various sizes, representing over one million distinct providers practicing across a variety of care sites, including 17 of the top 20 U.S. News Best Hospitals. Our business model is designed such that as our clients grow to serve more patients, their claims and transactional volumes increase, resulting in corresponding growth in our business. In addition, our clients frequently adopt a greater number of our solutions over time and introduce our solutions across new sites of care. In 2024, we facilitated over six billion healthcare payments transactions, including over $1.8 trillion in gross claims volume. As of 2024, we facilitated healthcare payments transactions spanning approximately 50% of patients in the United States.
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
We have demonstrated an ability to drive recurring, predictable, and profitable growth. Over 99% of our revenue is either recurring subscription or based on highly predictable volumes. For the twelve months ended September 30, 2025, our Net Revenue Retention Rate was 113.1% and we have 1,306 clients as of September 30, 2025 generating over $100,000 over the same twelve month period. For the nine months ended September 30, 2025, we generated revenue of $795.7 million (reflecting a 13.8% increase compared to revenue of $699.4 million for the same period in the prior year), net income of $92.1 million compared to net loss of $38.2 million for the same period in the prior year, and Adjusted EBITDA of $333.0 million (reflecting a 17.5% increase compared to Adjusted EBITDA of $283.3 million for the same period in the prior year).
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
Secondary Offerings
On February 24, 2025, the Institutional Investors closed an underwritten public offering of 23,000,000 shares of our common stock (inclusive of the underwriters’ option to purchase additional shares) (the “First Secondary Offering”). On May 15, 2025, the Institutional Investors closed another underwritten public offering of 14,375,000 shares of our common stock (inclusive of the underwriters' option to purchase additional shares) (the "Second Secondary Offering"). Additionally on September 10, 2025, the Institutional Investors closed another underwritten public offering of 18,000,000 shares of our common stock (the "Third Secondary Offering"). The Company did not sell any shares in these offerings or receive any proceeds from these offerings. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, dated as of June 10, 2024, by and among the Company, the Institutional Investors, and certain other parties thereto, we paid $1.4 million and $4.6 million in certain expenses on behalf of the selling stockholders related to these offerings for the three and nine months ended September 30, 2025, respectively, while the selling stockholders paid all applicable underwriting discounts and commissions.
Iodine Acquisition
On July 23, 2025, we entered into the Merger Agreement to acquire Iodine through a series of mergers. Iodine is a trusted leader in AI-powered clinical intelligence, enhancing clinical documentation and accuracy, streamlining utilization management, and preventing revenue leakage before billing. This strategic move is expected to bolster our AI leadership, automate manual work, and improve financial performance for providers. The acquisition was completed on October 1, 2025 for a total purchase price of $1.25 billion. The consideration paid was approximately $458.6 million in cash consideration and 16,639,920 shares of common stock having a value of $37.31 per share, and certain adjustments as outlined in the Merger Agreement.
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
Impacts of the IPO
•Debt Repayment. We used proceeds from our IPO to repay an aggregate of $1.0 billion in outstanding principal amount on our First Lien Credit Facility in the second and third quarters of fiscal 2024. This debt repayment has contributed to lower interest expense for the three and nine months ended September 30, 2025 compared to the same periods in the prior year.
•Stock-Based Compensation Expenses. We expect to recognize stock-based compensation expense of $17.9 million per year over the applicable vesting periods in connection with equity awards granted in connection with the IPO. Such stock-based compensation expense will be reflected in our results of operations from the closing date of the IPO through the applicable vesting periods of such awards. Additionally, we recognized $33.1 million of stock-based compensation expense during the nine months ended September 30, 2024, as the vesting of our performance condition options became probable upon the closing of the IPO as the implicit service period for the awards established at the grant date had elapsed.
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
•Subscription revenue. Reflects recurring monthly provider count fees and minimum amounts owed. The vast majority of subscription revenue is generated by provider solutions, which constituted approximately 70% of total revenue in each of the three and nine months ended September 30, 2025 and 2024.
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
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue includes salaries, stock-based compensation, and benefits (“personnel costs”) for our team members who are focused on implementation, support, and other client-focused operations, as well as team members focused on enhancing and developing our platform. Cost of revenue also includes costs for third-party technology such as interchange fees and infrastructure related to the operations of our platform, including communicating and processing patient payments, and services to support the delivery of our solutions. Third-party costs for patient payments solutions are approximately 60% of the revenue generated from these solutions, while third-party costs for provider solutions are approximately 6% to 8% of the associated revenue, in each case, for both the three and nine months ended September 30, 2025 and 2024.
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
Results of Operations for the Three Months Ended September 30, 2025 and 2024
The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Three months ended September 30,
	2025		2024		Change
($ in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue	$268,651	100.0%	$240,112	100.0%	$28,539	11.9%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	85,136	31.7%	80,545	33.5%	4,591	5.7%
Sales and marketing	45,158	16.8%	38,450	16.0%	6,708	17.4%
General and administrative	32,422	12.1%	22,704	9.5%	9,718	42.8%
Research and development	12,403	4.6%	11,082	4.6%	1,321	11.9%
Depreciation and amortization	33,300	12.4%	60,185	25.1%	(26,885)	(44.7)%
Total operating expenses	208,419	77.6%	212,966	88.7%	(4,547)	(2.1)%
Income from operations	60,232	22.4%	27,146	11.3%	33,086	121.9%
Other expense
Interest expense	(16,613)	(6.2)%	(17,752)	(7.4)%	1,139	(6.4)%
Related party interest expense	(902)	(0.3)%	(707)	(0.3)%	(195)	27.6%
Income/(loss) before income taxes	42,717	15.9%	8,687	3.6%	34,030	391.7%
Income tax expense/(benefit)	12,069	4.5%	3,274	1.4%	8,795	268.6%
Net income/(loss)	$30,648	11.4%	$5,413	2.3%	$25,235	466.2%
Revenue

	Three months ended September 30,
	2025		2024		Change
($ in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue
Subscription revenue	$134,450	50.0%	$117,993	49.1%	$16,457	13.9%
Volume-based revenue	132,342	49.3%	120,678	50.3%	11,664	9.7%
Services and other revenue	1,859	0.7%	1,441	0.6%	418	29.0%
Total Revenue	$268,651	100.0%	$240,112	100.0%	$28,539	11.9%

Revenue was $268.7 million for the three months ended September 30, 2025 as compared to $240.1 million for the three months ended September 30, 2024, an increase of $28.5 million, or 11.9%, of which $16.5 million was attributed to subscription revenue from new and existing clients, almost all of which was generated by provider solutions. Another $11.7 million was attributed to volume-based revenue primarily related to expansion of existing client usage, of which $5.7 million was generated by patient payments solutions and $5.9 million was generated by provider solutions.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue was $85.1 million for the three months ended September 30, 2025 as compared to $80.5 million for the three months ended September 30, 2024, an increase of $4.6 million, or 5.7%. The increase was primarily driven by $2.1 million in increased costs stemming from higher transaction volumes and associated third-party costs, including higher platform usage of which approximately $4.6 million was third-party costs associated with payment solutions offset by a decrease of $2.4 million from third-party costs associated with provider solutions, primarily from timing of prior acquisition synergy attainment. Additionally, there was a $1.8 million of increased personnel costs, net of capitalization expense.
Sales and Marketing
Sales and marketing expense was $45.2 million for the three months ended September 30, 2025 as compared to $38.5 million for the three months ended September 30, 2024, an increase of $6.7 million, or 17.4%. The increase was primarily driven by an increase in channel partner fees and amortization of the internal commission deferred contract costs asset of $3.3 million, increased personnel costs of $1.4 million and increased stock-based compensation costs of $0.8 million.
General and Administrative
General and administrative expense was $32.4 million for the three months ended September 30, 2025 as compared to $22.7 million for the three months ended September 30, 2024, an increase of $9.7 million, or 42.8%. The increase was primarily due to an increase in third party professional fees of $7.1 million from acquisition activity, the August 2025 Debt Repricing and secondary offerings during the quarter. Additionally, there was an increase in stock-based compensation expense of $2.4 million.
Research and Development
Research and development expense was $12.4 million for the three months ended September 30, 2025 as compared to $11.1 million for the three months ended September 30, 2024, an increase of $1.3 million, or 11.9%. The increase was primarily due to an increase in personnel costs of $0.8 million and an increase in stock-based compensation expense of $0.4 million.
Depreciation and Amortization
Depreciation and amortization expense was $33.3 million for the three months ended September 30, 2025, as compared to $60.2 million for the three months ended September 30, 2024, a decrease of $26.9 million, or 44.7%. The decrease was due to several intangible assets becoming fully amortized in the prior year, driving a decrease in intangible amortization.
Interest Expense
Total interest expense was $17.5 million for the three months ended September 30, 2025 as compared to $18.5 million for the three months ended September 30, 2024, a decrease of $0.9 million, or 5.1%. The slight decrease was primarily attributable to debt repricings associated with the First Lien Credit Facility executed in December 2024 and August 2025 partially offset by a favorable interest rate swap that matured in October 2024.
Income Tax Expense/(Benefit)
Income tax expense was $12.1 million for the three months ended September 30, 2025, as compared to an income tax expense of $3.3 million for the three months ended September 30, 2024, an increase of $8.8 million. The increase was primarily driven by the increase in pre-tax income/(loss).

Results of Operations for the Nine Months Ended September 30, 2025 and 2024
The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Nine months ended September 30,
	2025			2024		Change
($ in thousands)	($)	(%)		($)	(%)	($)	(%)
Revenue	$795,740	100.0%		$699,447	100.0%	$96,293	13.8%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	255,525	32.1%		236,188	33.8%	19,337	8.2%
Sales and marketing	128,805	16.2%		117,945	16.9%	10,860	9.2%
General and administrative	84,914	10.7%		88,794	12.7%	(3,880)	(4.4)%
Research and development	36,103	4.5%		37,303	5.3%	(1,200)	(3.2)%
Depreciation and amortization	100,106	12.6%		148,635	21.3%	(48,529)	(32.6)%
Total operating expenses	605,453	76.1%	`	628,865	89.9%	(23,412)	(3.7)%
Income from operations	190,287	23.9%		70,582	10.1%	119,705	169.6%
Other expense
Interest expense	(52,195)	(6.6)%		(122,759)	(17.6)%	70,564	(57.5)%
Related party interest expense	(2,475)	(0.3)%		(3,425)	(0.5)%	950	(27.7)%
Income/(loss) before income taxes	135,617	17.0%		(55,602)	(7.9)%	191,219	(343.9)%
Income tax expense/(benefit)	43,516	5.5%		(17,398)	(2.5)%	60,914	(350.1)%
Net income/(loss)	$92,101	11.6%		$(38,204)	(5.5)%	$130,305	(341.1)%
Revenue

	Nine months ended September 30,
	2025		2024		Change
($ in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue
Subscription revenue	$390,599	49.1%	$336,421	48.1%	$54,178	16.1%
Volume-based revenue	400,551	50.3%	358,723	51.3%	41,828	11.7%
Services and other revenue	4,590	0.6%	4,303	0.6%	287	6.7%
Total Revenue	$795,740	100.0%	$699,447	100.0%	$96,293	13.8%
Revenue was $795.7 million for the nine months ended September 30, 2025 as compared to $699.4 million for the nine months ended September 30, 2024, an increase of $96.3 million, or 13.8%, of which $54.2 million was attributed to subscription revenue from new and existing clients, almost all of which is generated by provider solutions. Another $41.8 million was attributed to volume-based revenue primarily related to expansion of existing client usage, most of which was generated by patient payments solutions.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue was $255.5 million for the nine months ended September 30, 2025 as compared to $236.2 million for the nine months ended September 30, 2024, an increase of $19.3 million, or 8.2%. The increase was primarily driven by $13.9 million in increased costs stemming from higher transaction volume and associated third-party costs, including higher platform usage, of which approximately $20.1 million was third-party costs associated with payment solutions offset by a decrease of $6.2 million from third-party costs associated with provider solutions, primarily from timing of prior acquisition synergy attainment. Additionally, there was an increase in personnel costs, net of capitalization expenses, of $5.8 million.

Sales and Marketing
Sales and marketing expense was $128.8 million for the nine months ended September 30, 2025 as compared to $117.9 million for the nine months ended September 30, 2024, an increase of $10.9 million, or 9.2%. The increase was primarily driven by an increase in channel partner fees and amortization of the internal commission deferred contract costs asset of $11.3 million associated with revenue growth.
General and Administrative
General and administrative expense was $84.9 million for the nine months ended September 30, 2025 as compared to $88.8 million for the nine months ended September 30, 2024, a decrease of $3.9 million, or 4.4%. The decrease was primarily due to a reduction in stock-based compensation expense of $8.6 million attributable to the recognition of performance condition options that did not recur during the nine months ended September 30, 2025 (see “Impacts of IPO” section above) partially offset by an increase in personnel costs of $3.9 million.
Research and Development
Research and development expense was $36.1 million for the nine months ended September 30, 2025 as compared to $37.3 million for the nine months ended September 30, 2024, a decrease of $1.2 million, or 3.2%. The decrease was primarily driven by a decrease in stock-based compensation expense of $3.0 million attributable to the recognition of performance condition options that did not recur during the nine months ended September 30, 2025 (see “Impacts of IPO” section above) partially offset by an increase in personnel costs, net of capitalization expenses of $1.8 million.
Depreciation and Amortization
Depreciation and amortization expense was $100.1 million for the nine months ended September 30, 2025, as compared to $148.6 million for the nine months ended September 30, 2024, a decrease of $48.5 million, or 32.6%. The decrease was due to several intangible assets becoming fully amortized in the prior year, driving a decrease in intangible amortization.
Interest Expense
Total interest expense was $54.7 million for the nine months ended September 30, 2025 as compared to $126.2 million for the nine months ended September 30, 2024, a decrease of $71.5 million, or 56.7%. The decrease was driven by the paydowns during 2024 totaling $1.0 billion on our First Lien Credit Facility decreasing the corresponding interest expense.
Income Tax Benefit
Income tax expense was $43.5 million for the nine months ended September 30, 2025 as compared to an income tax benefit of $17.4 million for the nine months ended September 30, 2024, an increase of $60.9 million. The increase was primarily driven by the increase in pre-tax income/(loss).
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
Adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income/(loss), and non-GAAP net income/(loss) per share are not recognized terms under GAAP and should not be considered as an alternative to net income (loss) or net income (loss) margin as measures of financial performance or cash provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. The presentations of these measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. A reconciliation is provided below for our non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income/(loss) before interest expense, net, income tax expense/(benefit), depreciation and amortization, and as further adjusted for stock-based compensation expense, acquisition and integration costs, asset and lease impairments, costs related to amended debt agreements, and costs related to our IPO and the Secondary Offerings. Adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
The following table presents a reconciliation of net income/(loss) to adjusted EBITDA and net income/(loss) margin to adjusted EBITDA margin for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income/(loss)	$30,648	$5,413	$92,101	$(38,204)
Interest expense	17,515	18,459	54,670	126,184
Income tax expense/(benefit)	12,069	3,274	43,516	(17,398)
Depreciation and amortization	33,300	60,185	100,106	148,635
Stock-based compensation expense	11,597	7,903	29,871	47,400
Acquisition and integration costs	5,313	188	6,197	696
Costs related to amended debt agreements	649	106	649	12,876
IPO related and Secondary Offering expenses	1,372	109	4,571	2,114
Other (a)	240	1,040	1,320	1,040
Adjusted EBITDA	$112,703	$96,677	$333,001	$283,343
Revenue	$268,651	$240,112	$795,740	$699,447
Net income/(loss) margin	11.4%	2.3%	11.6%	(5.5)%
Adjusted EBITDA margin	42.0%	40.3%	41.8%	40.5%
_______________________________________________________________
(a)Adjustments relate to additional lease costs due to the relocation of our Louisville office totaling $0.2 million and $0.7 million, respectively, and executive severance totaling $0.0 million and $0.6 million, respectively, for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, adjustments relate to additional lease costs due to the relocation of our Louisville office.
Non-GAAP Net Income/(Loss) and Non-GAAP Net Income/(Loss) Per Share
We define non-GAAP net income as GAAP net income/(loss) excluding the impact of stock-based compensation, acquisition and integration costs, asset and lease impairments, costs related to our IPO, and the Secondary Offerings, and costs related to amended debt agreements and amortization of intangibles. The tax effects of the adjustments are calculated using a management estimated annual effective non-GAAP tax rate of 21%, which is based on our statutory federal tax rate and provides consistency across interim reporting periods by eliminating the effects of non-recurring and period specific items. Due to the differences in the tax treatment of items excluded from non-GAAP net income, our estimated tax rate on non-GAAP net income may differ from our GAAP tax rate.
Non-GAAP net income per share is shown on both a basic and diluted basis and is defined as non-GAAP net income divided by the basic or diluted weighted-average shares, respectively.

The following table presents a reconciliation of net loss to non-GAAP net income/(loss) and non-GAAP net income/(loss) per share for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income/(loss)	$30,648	$5,413	$92,101	$(38,204)
Stock based compensation	11,597	7,903	29,871	47,400
Acquisition and integration costs	5,313	188	6,197	696
Costs related to amended debt agreements	649	106	649	12,876
IPO and Secondary Offering expenses	1,372	109	4,571	2,114
Other (a)	240	16,816	1,320	16,816
Intangible amortization	27,851	39,080	84,081	117,240
Tax effect of adjustments	(9,875)	(13,482)	(26,605)	(41,400)
Non-GAAP net income/(loss)	$67,795	$56,133	$192,185	$117,538

Non-GAAP net income/(loss) per share:
Basic	$0.39	$0.33	$1.11	$0.83
Diluted	$0.37	$0.32	$1.06	$0.80
Weighted-average shares outstanding:
Basic	174,352,079	171,578,311	173,388,077	142,367,458
Diluted	181,240,033	176,181,511	181,165,738	146,843,861
(a)Adjustments relate to additional lease costs due to the relocation of our Louisville office totaling $0.2 million and $0.7 million, respectively, and executive severance totaling $0.0 million and $0.6 million, respectively, for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, adjustments relate to additional lease costs due to the relocation of our Louisville office.
Key Performance Metrics
Net Revenue Retention Rate
We also regularly monitor and review our Net Revenue Retention Rate.
The following table presents our Net Revenue Retention Rate for September 30, 2025 and 2024, respectively:

	Twelve months ended September 30,
($in thousands)	2025	2024
Net Revenue Retention Rate	113.1%	109.4%
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
Customer Count with >$100,000 Revenue
We also regularly monitor and review our count of clients who generate more than $100,000 of revenue.
The following table sets forth our count of clients who generate more than $100,000 of revenue for the periods presented:

	Twelve months ended September 30,
	2025	2024
Customer Count with > $100,000 Revenue	1,306	1,173
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
On September 30, 2025 and December 31, 2024, we had restricted cash of $24.3 million and $22.4 million, respectively, which consists of cash deposited in lockbox accounts owned by us which are contractually required to be disbursed to participating clients on the following day, as well as cash collected on behalf of healthcare providers from patients that have not yet been remitted to providers. These funds payable are not available for our use and liquidity, and are offset on our balance sheet by an aggregated funds payable liability.
On October 1, 2025, we paid approximately $458.6 million in cash in respect of the cash component of the merger consideration for our acquisition of Iodine. On October 1, 2025, we also entered into the Twelfth Amendment to the First Lien Credit Agreement to increase our First Lien Credit Facility by $250.0 million, increase the maximum borrowing capacity under the revolving credit facility from $400.0 million to $500.0 million, and decrease the interest rate under the revolving credit facility from 1.75% per annum above SOFR to 1.50% per annum above SOFR. We drew $30.0 million on the revolving credit facility to help fund the Iodine acquisition.

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
Cash Flows
Cash flows from operating, investing, and financing activities for the nine months ended September 30, 2025 and September 30, 2024, are summarized in the following table:

	Nine months ended September 30,		Change
($ in thousands)	2025	2024	Amount	Change
Net cash provided by operating activities	$243,039	$104,998	$138,041	131.5%
Net cash used in investing activities	(17,069)	(21,044)	3,975	(18.9)%
Net cash provided by financing activities	14,805	14,965	(160)	(1.1)%
Net increase in cash and restricted cash	$240,775	$98,919	$141,856	143.4%

Cash Flows Provided by Operating Activities
Cash flows provided by operating activities were $243.0 million for the nine months ended September 30, 2025 as compared to $105.0 million for the nine months ended September 30, 2024, an increase of $138.0 million. This increase is largely driven by changes in working capital, increases in revenue and profits, and decreases in cash paid for interest due to multiple paydowns on our First Lien Credit Facility in 2024.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $17.1 million for the nine months ended September 30, 2025 as compared to $21.0 million for the nine months ended September 30, 2024 a decrease of cash used of $4.0 million. Cash flows used in investing activities decreased due to less purchases of property and equipment during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Cash Flows Provided By Financing Activities
Cash flows provided by financing activities were $14.8 million for the nine months ended September 30, 2025 as compared to $15.0 million for the nine months ended September 30, 2024, a decrease of $0.2 million. The net cash provided in 2024 was driven by proceeds from last year's IPO, net of underwriting discounts and the corresponding paydown on debt, as well as proceeds from the issuance of debt, net of creditor fees, during the nine months ended September 30, 2024. The net cash provided in 2025 was from proceeds from the exercise of stock options during the nine months ended September 30, 2025.
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
Interest Rate Risk
Our exposure to interest rate risk is related to our First Lien Credit Facility, which bears interest at SOFR plus 2.00% as of September 30, 2025. A hypothetical 100 basis point increase or decrease in the current effective rate would have an impact on our interest expense of approximately $3.2 million for the three months ended September 30, 2025 or $9.4 million for the nine months ended September 30, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 24, 2025, Eric Lee (Ric) Sinclair III, our Chief Business Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Sinclair’s plan provides for (i) the exercise of up to 90,750 vested stock options and the associated sale of up 90,750 shares of the Company’s common stock; (ii) the exercise of vested stock options and the associated sale shares of the Company’s common stock with the actual number of such options and associated shares to be determined based on unsold shares from Mr. Sinclair's previously adopted trading plan dated February 19, 2025; and (iii) the exercise of options subject to performance-based vesting conditions and the associated sale of shares of the Company’s common stock, with the actual number of such options and associated shares to be determined based on the level of achievement of the performance criteria associated with the award. Mr. Sinclair’s trading plan will expire December 31, 2026, or upon the earlier sale of all the shares subject to the plan.

On September 9, 2025, Craig Bridge, our Chief Transformation Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Bridge’s plan provides for (i) the exercise of up to 112,485 vested stock options and the associated sale of up 112,485 shares of the Company’s common stock; (ii) the exercise of vested stock options and the associated sale shares of the Company’s common stock with the actual number of such options and associated shares to be determined based on unsold shares from Mr. Bridge's previously adopted trading plan dated November 27, 2024; and (iii) the exercise of options subject to performance-based vesting conditions and the associated sale of shares of the Company’s common stock, with the actual number of such options and associated shares to be determined based on the level of achievement of the performance criteria associated with the award. . Mr. Bridge’s trading plan will expire December 31, 2026, or upon the earlier sale of all the shares subject to the plan.
On September 11, 2025, Melissa Miller, our Chief Marketing Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Miller’s plan provides for (i) the exercise of up to 101,470 vested stock options and the associated sale of up 101,470 shares of the Company’s common stock; and (ii) the exercise of options subject to performance-based vesting conditions and the associated sale of shares of the Company’s common stock, with the actual number of such options and associated shares to be determined based on the level of achievement of the performance criteria associated with the award. Ms. Miller’s trading plan will expire December 31, 2026, or upon the earlier sale of all the shares subject to the plan.
On September 11, 2025, Steven Oreskovich, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Oreskovich’s plan provides for (i) the exercise of up to 519,277 vested stock options and the associated sale of up 519,277 shares of the Company’s common stock; and (ii) the exercise of options subject to performance-based vesting conditions and the associated sale of shares of the Company’s common stock, with the actual number of such options and associated shares to be determined based on the level of achievement of the performance criteria associated with the award. Mr. Oreskovich’s trading plan will expire December 31, 2026, or upon the earlier sale of all the shares subject to the plan.
On September 11, 2025, Christopher Schremser, our Chief Technology Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Schremser’s plan provides for (i) the exercise of up to 454,682 vested stock options and the associated sale of up 454,682 shares of the Company’s common stock; and (ii) the exercise of options subject to performance-based vesting conditions and the associated sale of shares of the Company’s common stock, with the actual number of such options and associated shares to be determined based on the level of achievement of the performance criteria associated with the award. Mr. Schremser's trading plan will expire December 31, 2026, or upon the earlier sale of all the shares subject to the plan.
During the nine  months ended September 30, 2025, none of the Company’s other directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed Herewith
2.1
Agreement and Plan of Merger, dated as of July 23, 2025, by and among Waystar Holding Corp., Morton Merger Sub 1, Inc., Isotope Holding, LLC, Iodine Software Holdings, Inc., Iodine Software Parent, LLC and Shareholder Representative Services LLC, as the equityholder representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 23, 2025

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Waystar Holding Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 5, 2025).

3.3	Amended and Restated Bylaws of Waystar Holding Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on June 10, 2024).

10.1†
Amendment No. 2 to the Stockholders Agreement among Waystar Holding Corp. and the other parties named therein, dated as of July 23, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2025).

10.2
Stockholder and Lockup Agreement among Waystar Holding Corp., AIO Holdings LP, William Chan and the other parties named therein, dated as of July 23, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2025).

10.3
Joinder Agreement to Amended and Restated Registration Rights Agreement, dated as of July 23, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2025).

10.4
Eleventh Amendment, dated as of August 12, 2025, to the First Lien Credit Agreement, among BNVC Holdings, Inc. (as successor to Derby Parent, Inc.), Waystar Technologies, Inc.(f/k/a Navicure, Inc.) (as successor to Derby Merger Sub, Inc. and BNVC Group Holdings, Inc.), JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, and Issuing Bank, Barclays Bank PLC as Issuing Bank, Deutsche Bank AG New York Branch, as Issuing Bank, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2025).

10.5
Twelfth Amendment, dated as of October 1, 2025, to the First Lien Credit Agreement, among BNVC Holdings, Inc. (as successor to Derby Parent, Inc.), Waystar Technologies, Inc.(f/k/a Navicure, Inc.) (as successor to Derby Merger Sub, Inc. and BNVC Group Holdings, Inc.), JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent, and Issuing Bank, Barclays Bank PLC as Issuing Bank, Deutsche Bank AG New York Branch, as Issuing Bank, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2025).

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
XFiled Herewith
† Management contract or compensatory plan or arrangement.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lehi, Utah, on October 29, 2025.

WAYSTAR HOLDING CORP.

By:	/s/ Matthew J. Hawkins
	Name:	Matthew J. Hawkins
	Title:	Chief Executive Officer

By:	/s/ Steven M. Oreskovich
	Name:	Steven M. Oreskovich
	Title:	Chief Financial Officer