Form 10-K
period 2025-12-31
Waystar Holding Corp.
filed 2026-02-17
CIK 1990354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No  ☐
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates was 2,106,581,546 based on the closing price of the registrant’s common stock on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. For purpose of this calculation shares of common stock held by each executive officer and directors and certain significant stockholders have been excluded since those persons may under certain circumstances be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 191,681,592 shares of common stock outstanding as of February 11, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders, which will be filed no later than 120 days after the registrant’s fiscal year ended December 31, 2025.

i

Glossary
The following definitions apply to these terms as used in this Annual Report on Form 10-K:
•"Advent" mean those certain investment funds of Advent International, L.P. and its affiliates
•“AI” means artificial intelligence;
•“Bain” means those certain investment funds of Bain Capital, LP and its affiliates;
•“CPPIB” means Canada Pension Plan Investment Board;
•“Credit Facilities” means, collectively, the First Lien Credit Facility, the Revolving Credit Facility, and the Receivables Facility;
•“Derby Topco” means Derby TopCo Partnership LP, our direct parent entity prior to the Equity Distribution, in which the Institutional Investors, other equity holders, and certain members of management previously held equity interests;
•“DGCL” means the General Corporation Law of the state of Delaware, as amended;
•“EQT” means those certain investment funds of EQT AB and its affiliates;
•“Equity Distribution” means the distribution of shares of common stock of the Company held by Derby TopCo to the limited partners of Derby TopCo in accordance with the limited partnership agreement of Derby Topco, which distribution occurred in connection with our initial public offering. Following the Equity Distribution, EQT, CPPIB, Bain, and other equity holders, including members of management, directly hold shares of common stock of the Company;
•“Exchange Act” means the U.S. Securities Exchange Act of 1934, as amended;
•“First Lien Credit Facility” means the term loan credit facility under the first lien credit agreement, dated as of October 22, 2019, by and among Waystar Technologies, Inc. and the lenders party thereto, as amended from time to time;
•“GAAP” means U.S. generally accepted accounting principles;
•“Institutional Investors” means EQT, CPPIB, and Bain, and their respective affiliates;
•"Iodine" means Iodine Software Holdings, Inc.;
•“JOBS Act” means the U.S. Jumpstart Our Business Startups Act of 2012, as amended;
•“Net Revenue Retention Rate” means the total amount invoiced to clients in a given 12-month period divided by the total amount invoiced to those same clients from the prior 12-month period. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics and non-GAAP Financial Measures—Net Revenue Retention Rate;”
•"NM" means not meaningful;
•“Receivables Facility” means the receivables facility under the receivables financing agreement, dated as of August 13, 2021, by and among Waystar RC LLC, PNC Bank, National Association, as administrative agent, Waystar Technologies, Inc., as initial servicer, and PNC Capital Markets LLC, as structuring agent, as amended from time to time;
•“Revolving Credit Facility” means the revolving credit facility under the first lien credit agreement, dated as of October 22, 2019, by and among Waystar Technologies, Inc. and the lenders party thereto, as amended from time to time;
i

•“SEC” means the U.S. Securities and Exchange Commission;
•“Second Lien Credit Facility” means the term loan credit facility under the second lien credit agreement, dated as of October 22, 2019, by and among Waystar Technologies, Inc. and the lenders party thereto, as amended from time to time;
•“Securities Act” means the U.S. Securities Act of 1933, as amended;
•“SOFR” means the Secured Overnight Financing Rate;
•“Stockholders Agreement” means the stockholders agreement, dated as of June 10, 2024, by and among the Institutional Investors, certain stockholders, and certain members of management; and
•“Waystar,” the “Company,” “we,” “us,” and “our” mean the business of Waystar Holding Corp. and its subsidiaries.
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
The forward-looking statements contained in this report are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional, or local economic, business, competitive, market, regulatory, and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following:
•our operation in a highly competitive industry;
•our ability to retain our existing clients and attract new clients;
•our ability to successfully execute on our business strategies in order to grow;
•our ability to accurately assess the risks related to acquisitions and successfully integrate acquired businesses, including the acquisition of Iodine;
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
•our ability to develop and market new solutions, or enhance our existing solutions, to respond to technological changes or evolving industry standards;
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
•privacy concerns and security breaches or incidents relating to our platform or data (including personal information and other regulated data);
•the complex and evolving laws and regulations regarding privacy, data protection, and cybersecurity;
•our ability to adequately protect and enforce our intellectual property rights;
•our ability to use or license data and integrate third-party technologies;
•the development, deployment, and use of AI;
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
•contractual obligations requiring compliance with certain provisions of the Bank Secrecy Act/anti-money laundering laws and regulations;
•existing laws that regulate our ability to engage in certain marketing activities;
•our full compliance with website accessibility standards;
•any changes in our tax rates, the adoption of new tax legislation, or exposure to additional tax liabilities;
•limitations on our ability to use our net operating losses to offset future taxable income;
•losses due to asset impairment charges;
•our substantial debt and restrictive covenants in the agreements governing our Credit Facilities;
•interest rate fluctuations;
•unavailability of additional capital on acceptable terms or at all;
•the impact of general macroeconomic conditions;
•our history of net losses and our ability to achieve or maintain profitability;
•the interests of the certain investors may be different than the interests of other holders of our securities; and
•the other factors described elsewhere in this report, including under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Risk Factors,” or as described in the other documents and reports we file with the SEC.
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
Item 1.    Business
Our mission is to simplify healthcare payments through our modern cloud-based software, enabling our healthcare clients to prioritize patient care and optimize their financial performance.
Overview
Waystar provides healthcare organizations with mission-critical AI-powered software that simplifies healthcare payments for providers across the continuum of care. Our enterprise-grade platform streamlines the complex and disparate processes providers must manage to ensure accurate reimbursement and improves the payments experience for providers, patients, and payers. We leverage internally developed AI as well as proprietary, advanced algorithms to automate payment-related workflow tasks and drive continuous improvement, which enhances claim and billing accuracy, strengthens data integrity, and reduces labor costs for providers.
Put simply, our software helps providers get paid faster, accurately, and more efficiently, while ensuring patients receive a modern, transparent, and consumer-friendly financial experience.
The healthcare payment ecosystem is highly complex, spanning the full patient journey from pre-service patient onboarding and extending through post-service revenue collection, with dozens of interdependent steps in between. Within this multi-step workflow, the process for determining how much a provider should be reimbursed involves millions of permutations of variables, such as unique payer contracts, each with individual rules, processes, and reimbursement requirements. The burden borne by providers of tracking and managing all of these variables, coupled with a constantly evolving regulatory framework, often results in incorrect payments or denials that require time-consuming appeals procedures to resolve. Historically, healthcare providers have relied upon a patchwork of manual processes and systems to navigate these complexities and support their payment functions. However, this legacy approach has resulted in workflow delays, lost revenue, and slower time to payment.
Our purpose-built software platform is designed to addresses these challenges and help optimize healthcare payments across all stages of the patient journey. Our clients utilize our software to manage pre-encounter workflows such as eligibility checks and prior authorization approvals, as well as mid-encounter workflows such as utilization management, coding and documentation accuracy, and back-end activities including co-pay collection, payer claims submission and monitoring, and denied claims appeals. Our software helps to avoid or reduce billing errors throughout the healthcare payment workflow, from pre-encounter eligibility verification to determine patient insurance benefits and benefits prior to rendering services, to mid- and post-encounter solutions such as our clinical integrity and revenue capture suite which identifies and resolves missing documentation, codes and charges and errors in claims submissions by providers, our claims management suite which helps ensure submissions are in accordance with payer contracts, and our denial recovery solution, which offers a root-cause reporting tool for denied claims to help reduce preventable denials in the future.
Our software is used daily by providers of all types and sizes across the continuum of care, including physician practices, clinics, surgical centers, and laboratories, as well as large hospitals and health systems. We currently serve over 30,000 clients of various sizes, representing over one million distinct providers practicing across a variety of care sites, including 16 of 20 U.S. News Best Hospitals list. Our client base is highly diversified, and for the year ended December 31, 2025, our top 10 clients accounted for only 10.8% of our total revenue for such period. Our business model aligns with our clients' growth; as they serve more patients, claims and transactional volumes increase, driving corresponding growth in our business. In addition, our clients frequently adopt a greater number of our solutions over time and introduce our solutions across new sites of care. In 2025, we facilitated over 7.5 billion healthcare payments transactions spanning approximately 60% of patients and one-in-three hospital discharges in the United States.
Our platform benefits from powerful network effects. Our cloud-based software is driven by a sophisticated, automated, and curated AI-powered engine to generate and incorporate real-time feedback from millions of network transactions processed through our platform each day. Every transaction we process provides additional data insights across providers, patients, and payers, which are embedded in updates that are deployed efficiently across our platform. This results in cumulative benefits to us over time. As we capture more data from each transaction we process, we leverage those insights to continuously improve the platform through Waystar AltitudeAI, our proprietary AI engine. Waystar AltitudeAI utilizes a multi-model approach that incorporates machine learning, large language models, and generative and agentic AI to automate complex workflows and deliver added value to our clients. In turn, the more value we create for our clients, the more likely it is that they will continue to use our products, allowing us to continue to capture additional data that results in tangible improvements to our platform. As a result, our clients benefit from faster and more efficient performance from software that is evolving to meet ever-changing regulatory and payer requirements, enabling accurate and timely reimbursement.
Industry Background
Healthcare is one of the largest and most complex vertical end-markets within the U.S. economy, accounting for 18.0% of the U.S. gross domestic product as of 2024. According to the Council for Affordable Quality Healthcare (CAQH), total U.S. healthcare spending was $4.9 trillion in 2024. National health expenditures are expected to grow 5.8% annually reaching 20.3% of GDP in 2033. According to the CAQH, the U.S. spends $440 billion on healthcare administrative costs per year.
The Waystar platform is purpose-built to address the administrative headwinds faced by healthcare providers, including:
•Antiquated legacy technology systems and data silos. The historically slow pace of digital adoption by healthcare organizations has led to a patchwork of disparate point-solutions. These software tools, most of which are hosted or installed on-premises, lack the interoperability and scalability of a modern cloud-based technology architecture, which enables the safe and efficient dissemination of critical information. This patchwork approach has also led to data silos, inhibiting transparency and data sharing and often resulting in denials or the inability to process claims efficiently.
•Reliance on inefficient, manual processes. Poorly integrated legacy systems have led many healthcare organizations to employ labor-dependent solutions to address the critical demands of their businesses, often resulting in suboptimal financial performance for providers and a substandard experience for patients.
•Increasing labor and administrative costs. According to an American Hospital Association report, labor constituted 56% of hospital expenses in 2024. Hospital labor costs increased by $51.0 billion from 2023 to 2024, reaching a total of $890 billion. Over the last four years, compensation for hospital employees has grown 26.6% faster than the rate of inflation. In addition to high labor costs, according to a Safe report, 63% of revenue cycle leaders say their teams are understaffed.
•Reimbursement complexity and collection challenges. Determining reimbursement to a provider from a payer or a patient depends on a myriad of factors that are both highly complex and constantly evolving. According to the Healthcare Financial Management Association (HFMA), approximately 25% of overall revenue cycle management spend is dedicated to error correction, compliance, and rework. Furthermore, according to a Premier national survey, healthcare providers spend approximately $20 billion annually just to contest denied claims, highlighting a significant unmet need for solutions that reduce denials and increase first-pass acceptance. Providers bear the burden of navigating reimbursement obstacles, and missteps can ultimately result in lost revenue or delayed cash flow. In addition, healthcare providers often struggle to convert patient bills (i.e., patient responsibility) to cash payments as patients are also tasked with navigating ever-changing benefits policies and interacting with outdated technology.
•Accelerating consumer demand for digital tools. Patients are bearing a greater burden of healthcare costs than ever before, with more than 50% of American private industry workers enrolling in high deductible health plans according to 2024 U.S. Bureau of Labor Statistics data. Out-of-pocket costs constituted 11% of total U.S. personal healthcare expenditures in 2024 according to CMS, and the estimated average patient lifetime spending is $1.4 million, based on a 2021 Health Management Academy Research report. Despite these trends, patients lack access to digital tools and accurate information for healthcare payments, such as transparency in insurance coverage and out-of-pocket cost estimates pre-service, as well as flexible payment arrangements to pay for care.
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
We estimate that our TAM with respect to our current software solution set was $20 billion in 2025. To estimate our market opportunity, we categorized the United States healthcare provider market into tiers based on care setting and practice size. We then applied our average pricing by product, accounting for pricing differences at providers of varying sizes, and multiplied the average product price by the corresponding practice count per care setting to determine our TAM. Based on a third-party study commissioned by us, we believe our TAM has the potential to increase by 5% CAGR to almost $25 billion by 2030, driven by growth within healthcare payments (notably, in prior authorizations, patient payments, and revenue cycle management analytics), increased outsourcing in revenue cycle management, as well as secular technology tailwinds such as greater utilization of AI. We expect to expand our TAM further over time as we develop new solutions and address adjacent workflows. We believe we have consistently grown in excess of the market since 2016 and expect to continue growing our market share in the future by virtue of our differentiated platform and capabilities. We believe the market share of our solutions within the hospital segment and ambulatory practice segment is approximately 4% and 8%, respectively (calculated as a percentage of our revenue as compared to our TAM estimates by setting of care), respectively, demonstrating the ample white space in which we can continue to drive our growth.
The Waystar Platform
Our innovative cloud-based software platform is purpose-built to simplify our clients’ payment-related challenges. We believe our platform significantly outperforms those of our competitors, who lack either modern functionality or the ability to address the full end-to-end payments workflow.
The key components of our platform include:
•Modern, differentiated software. We provide modern, scalable healthcare payments software solutions. Our platform is aligned with best-in-class offerings in other industry verticals that include multi-tenancy, micro-services architecture, and robust data security. Our technology is cloud- native, allowing us to deploy it across any type and size of provider, from single-physician practices to the most sophisticated multi-site health systems. This single-instance, multi-tenant infrastructure is underpinned by an event-driven microservices architecture, all of which we have built in-house.
•A comprehensive solution set. Our software addresses the entire healthcare payments workflow, from pre-service patient onboarding and prior authorization through post-service payment collection. By providing a unified platform rather than disparate solutions for a client user, our solutions can meet the full demands of an entire organization, eliminating the need for point solutions, boosting productivity through a seamless end-user experience, and reducing the risk of data or information loss.
•Seamless integrations. Our solutions are integrated with a broad range of systems provided by over 500 channel partners, including ERP applications, as well as preventative maintenance ("PM") and electronic health record ("EHR") systems. This deep connectivity is an important point of differentiation and makes our solutions faster to implement, easier to use, and harder to replace.
•An expansive network. Our extensive network of clients and counterparties underpins our platform. Over more than two decades, we have built direct connectivity with healthcare payers from large health insurers to small third-party administrators to the benefit of our clients and partners. This network has allowed us to build a large database of information to generate insights and drive continuous improvements.
•Advanced AI capabilities driven by proprietary data asset. Waystar has been deploying AI for more than a decade, and today, approximately 50% of our solutions leverage AI. Our platform benefits from the industry's deepest data supply, processing 7.5 billion healthcare payments transactions annually representing over $2.4 trillion in gross claims. By combining this with clinical data from one in three U.S. hospital discharges, we have created a unique unified clinical and financial dataset that turns general AI into precise, reimbursement-driving recommendations. Our Waystar AltitudeAI capabilities utilizes a multi-modal approach - incorporating machine learning, large language models such as Google Cloud's Gemini, generative AI, and agentic AI - to ensure our technology is built to act rather than just analyze. This "closed-loop" architecture allows our models to continuously learn from every transaction, creating a compounding advantage that extends our competitive lead. For example, we leverage AI in our denial prevention and recovery platform, where it helps us predict the success of a claim appeal based on factors such as patient benefits, procedures performed, and specific payer behaviors. This enables providers to prioritize their workflow efforts and drive maximum recovery value. In addition, we use AI to discover missing charges and capture otherwise lost revenue by aligning claim status and escalation efforts with claim-specific expected remittance timeframes. Our agentic AI workflows further reduce administrative burden by analyzing full medical records to automatically pre-populate requests for correction with supporting clinical context, significantly reducing manual chart review and physician query time.
Our platform provides the following benefits to our clients:
•Increased revenue. Our software solutions simplify the payment process, allowing our clients to increase the share of revenue they collect.
•Quicker payments. Our software helps expedite payments by streamlining and automating cumbersome workflows that create excessive delays.
•Greater productivity. Our ability to automate portions of the payment cycle allows our clients to reduce operating costs and focus on their core mission of caring for their patients.
•Financial visibility. We deploy analytics, reporting, and forecasting tools that provide our clients with unprecedented visibility into areas where they can further improve their payment process and collections.
•Rapid time-to-value. Our architecture seamlessly integrates with our clients’ existing systems and technology. This ease of integration enables our clients to quickly realize value from our solutions while avoiding costly and distracting implementation processes associated with other types of software and support services.
Our platform enables us to provide industry-leading technology at scale to over 30,000 clients and processes over 7.5 billion healthcare payment transactions, representing more than $2.4 trillion in annual gross claims. The quality and innovation of our platform are validated by third-party recognition, including multiple Best in KLAS awards based on direct provider feedback, an Inc. Best in Business Award for AI implementation, and numerous MedTech Breakthrough Awards including Best Overall Healthcare Payments Solutions Provider.
Why Waystar Wins
Through decades of experience, we have honed our deep domain expertise, fostered long-standing client relationships, and built our library of rules and algorithms. We believe our modern, cloud-based platform combined with our subject matter expertise is extremely difficult to replicate and provides us with a meaningful competitive advantage. We believe these factors, together with the following additional strengths, position us well for continued success:
•Strong brand with attractive client ROI. The Waystar brand is synonymous with quality, reliability, robust analytics, exceptional customer service, and a deep and interconnected network. This strength is evidenced by our high NPS of 74 and #1 ranking among competitors for the percentage of clients indicating the highest level of satisfaction with our services, based on a third-party survey commissioned by us in 2023. Our brand, as well as the tangible ROI we deliver, drives strong client loyalty, as evidenced by our 112.0% Net Revenue Retention Rate for the year ended December 31, 2025. Many of our clients view us as a trusted vendor and support our success by recommending Waystar to other providers, further driving growth and adoption of our solutions. As a testament to this trust, Forbes named Waystar to its 2025 Most Trusted Companies in America list. Our award-winning brand attracts exceptional talent to help us further our mission.
•Differentiated client experience. We have a relentless focus on operational execution and deliver an outstanding client experience. According to a third-party survey commissioned by us in 2025, Waystar ranks #1 in client satisfaction with implementation time, 95% of clients are satisfied with our integrations with other systems, and 98% of clients say we deliver on trust very well or extremely well. We frequently receive client recognition and industry awards, including being named a top client- rated healthcare payments platform by

BlackBook across 17 categories. For our larger clients, we deploy a client success team, which serves as both a dedicated resource and trusted strategic partner to help drive value. Our client success team provides day-to-day operational support, has regular update calls and account reviews, quarterly in-person reviews, and ongoing on-site training. From our consistently on-time implementations to our highly responsive client service, we seek to support our clients so they can maximize the benefits of our software.
•Mission-driven innovation culture. We have cultivated a company culture that is focused on helping our clients by developing and delivering industry-leading software solutions. This innovation-focused culture has been foundational in creating a modern technology platform that delivers a comprehensive end-to-end suite of solutions with an intuitive user interface. According to a third-party survey commissioned by us in 2025, Waystar ranks #1 in satisfaction for rate of product innovation and vision and 95% of clients are satisfied with our capabilities in automation.
•Experienced leadership and technology teams with a track record of execution. Our values-driven and award-winning leadership team brings together deep experience in the software and healthcare industries and strong relationships with our clients and key stakeholders. Several of our executives and team leaders have been with our predecessor companies since their founding, in multiple cases for more than 20 years. Our current management team has driven strategic and transformational initiatives across operations, product, engineering, and sales leading to best-in-class products, exceptional client service, and consistently profitable growth. We believe our team has the strategic vision, leadership qualities, technological expertise, and operational capabilities to continue to successfully drive our growth.
We believe our platform strengths and differentiation are most evident in our ability to win clients. We had an average 85% win rate against our competitors for fiscal years 2023 through 2025 in situations where the client ultimately elected to switch vendors or purchase a new solution.
We believe that the strengths of our platform and solutions provide us with a significant competitive advantage. In 2024 following a cybersecurity incident involving one of our competitors, more than 30,000 providers, including a significant number of large health systems and ambulatory providers, began adopting our solutions, and we were able to implement our solutions for many of these new clients in as little as 48 hours. This rapid adoption also enabled us to establish direct connectivity with large, national health plans, that had previously maintained exclusive portal connections with the competitor. We expect to build enduring relationships with these new clients, the vast majority of whom have signed contracts with initial terms of two to three years, with one-year automatic renewals.
Our Growth Strategy
We plan to capitalize on our market opportunity by executing on the following growth strategies:
•Expand our relationships with existing clients. We believe we have a meaningful opportunity to continue driving growth within our current client base. We grow with existing clients in three ways- first, as they expand their businesses, provide more healthcare services, and see more patients; second, through cross-selling as they adopt additional Waystar offerings; and third, through up-selling as they leverage our solutions across additional providers and sites of care. We have a track record of building long-standing relationships with our clients, often growing from an initial solution to multi- solution adoption. Based on the estimated whitespace within our existing clients for the solutions we currently provide, we believe we have the opportunity to approximately double our revenue through cross-sell and up-sell of our solutions to existing clients.
•Grow our client base. We address a large and growing market that has a meaningful need for the solutions we provide. While we serve over one million providers today, there are over 7.5 million providers that we believe can benefit from our solutions. We pursue this opportunity through our high- performing sales team, which is organized by client segment to address the specific needs and sales cycles of that market.
•Deepen and expand our relationships with strategic channel partners. We are highly focused on furthering our strategic channel partnerships. Our channel partners accelerate our growth by providing us access to a larger client base and actively promoting Waystar. We have established strong relationships with the nation’s leading EHR and PM providers, which drives a significant competitive advantage. We will continue to invest in deepening our current relationships and building new ones to drive our growth.

•Innovate and develop adjacent solutions. We will continue to invest heavily in the Waystar platform to expand our product breadth and depth, increase automation, strengthen system performance, and improve the user experience. Our product roadmap is informed by both continuous client feedback as well as our own assessments of opportunities to further streamline and simplify healthcare payments. Our innovation strategy is centered on accelerating the path to the autonomous revenue cycle, leverage agentic AI to move beyond task-specific automation toward a system that can independently navigate complex payment workflows, leveraging clinical, financial and administrative data. Unlike traditional software that requires constant human intervention, our agentic-led roadmap focuses on creating self-correcting cycles that proactively identify, reason through, and resolve bottlenecks across the payment continuum. By integrating generative and agentic AI with our proprietary datasets, we are building a "closed-loop" platform where every transaction allows the system to learn and improve its autonomous decision-making. Our product and engineering team, comprised of more than 340 full-time team members, delivers daily code updates that continuously refine these capabilities. Because of our modern architecture and purposeful lack of technical debt, we are uniquely positioned to transition providers from manual oversight to truly autonomous environment. This evaluation is designed to deliver compounding ROI for our clients, allowing healthcare organizations to refocus their human capital on patient care while our platform autonomously manages the complexities of the revenue cycle.
•Selectively pursue strategic acquisitions. Since 2018, we have completed and successfully integrated ten acquisitions, one of which closed in the fourth quarter of 2025. These acquisitions complement our organic product roadmap and have helped us enhance our platform, add new solutions, and expand our market reach. For example, we acquired Iodine in 2025, a trusted leader in AI-powered clinical intelligence, enhancing clinical documentation and accuracy, streamlining utilization management and preventing leakage before billing. This strategic move strengthens our AI leadership, automates manual work, and improves financial performance for providers. Our acquisitions are fully integrated with and consolidated into the Waystar platform, enabling a seamless user experience for our clients, and driving innovation on the combined platform. We will continue to evaluate acquisition opportunities that improve our offering and accelerate our growth.
Our Solutions
Our comprehensive solution set streamlines the complex and disparate processes relating to payments received by healthcare providers and addresses related pain points for providers, patients, and payers. Our solutions include:
•Financial clearance. Our platform automates insurance verification processes and validates that patients are eligible for care through the prior authorization process, helping eliminate downstream rejections and denials that lead to revenue delays and leakage. Based on a Company survey, 81% of patients would more actively pursue care if they knew the cost upfront. Our financial clearance solutions provide patients with price transparency tools and cost estimation data points that offer them better clarity around their expected costs.
•Patient financial care. Our platform enables digital interactions between the patient and provider, including delivery of electronic statements and processing of patient payments through our patient portal. We offer an omni-channel payment experience, with multiple ways for patients to pay, as well as flexible payment arrangements. These solutions deliver a better financial experience for patients, as well as faster collection times and higher collection rates for providers.
•Claims and payer payment management. Our platform streamlines the cumbersome reimbursement process that providers follow to submit claims and receive remittance information. Our solutions ensure submission of appropriate documentation and claim submission in accordance with payer contracts and automate workstreams that help our clients avoid denials and rejections, monitor in- process claims, and process payer remittances. In addition, we offer claim scrubbing capabilities to check for errors and verify accuracy to limit billing mistakes. Built upon over two decades of industry experience, we believe that our AI-powered rules engine drives an industry-leading first pass clean claims rate across both commercial and government (Medicare and Medicaid) claims.
•Denials prevention and recovery. Our platform leverages AI to prioritize denied claims based on the likelihood of claims appeal success. We utilize generative AI to autonomously draft tailored appeal letters by integrating specific claim data with a proprietary library of over 1,100 payer-specific appeal templates. This approach allows providers to resolve multiple denials with greater precision and consistency, reducing the heavy administrative burden of manual drafting. We also conduct root cause analysis to help providers reduce the chance of denials in future claims.
•Clinical integrity and revenue capture. Our platform integrates AI-powerd automation with clinical insight to transform mid-cycle performance, enabling providers to capture revenue accurately and prevent losses early. By unifying clinical and financial data, we help healthcare organizations protect revenue and reduce downstream rework while reflecting the true quality of care delivered. Our solutions identify coding mistakes, DRG underpayments, and missing charges, and leverage agentic AI to strengthen documentation integrity. This "closed-loop" approach validates that documentation meets clinical, regulatory, and financial standards before claim submission, accelerating reimbursement and increasing cash flow for our clients.
•Analytics and reporting. Our platform collects and collates vast amounts of healthcare data, and we organize and present this data in dashboards that can be customized to meet the needs of individual clients. We provide data visualization and business intelligence analytics to enable providers to manage payment and denial trends across their business. We drive increased workflow efficiency by eliminating manual spreadsheets and enabling performance optimization through real-time evaluation of key performance indicators.
Our Technology
The Waystar platform is built upon a modern, scalable, multi-tenant cloud-based architecture that delivers an exceptional client experience and allows us to process billions of transactions every year. Our solutions are deeply integrated into our clients’ workflows, providing an elegant and intuitive user experience. The architecture, design, deployment, and management of our platform are centered on the following areas:
•Modern, cloud-based architecture. We leverage a modern multi-tenant, event-driven micro-services architecture that enables a high degree of scalability and interoperability across the platform. We utilize resilient and fully-virtualized hosting architecture, with multiple layers of redundancy. Employing these and many other strategies, we have achieved greater than 99.9% uptime for the Waystar platform. Our solutions are designed to meet the needs of the largest hospitals and health systems but can also be scaled to cost-effectively serve the needs of smaller providers. Our modern web user applications utilize best practice software designs, allowing for high-velocity development and continual deployments.
•Ongoing innovation. Waystar has long-fostered an innovation-focused culture, with daily code update deployments and quarterly seasonal release campaigns delivering ongoing software enhancements to clients. Our tenured Product and Engineering teams consist of more than 340 full-time team members, all relentlessly focused on driving improvements in our platform. Our product roadmap balances new feature enrichment with continued backend integration of acquired solutions and methodical technology modernization.
•Enterprise-grade security. Our solutions provide clients with enterprise-grade security, data protection, and control that meet the healthcare industry’s strict security standards. Our highly secure application and infrastructure are validated by PCI, HITRUST, and SSAE-18 SOC 2 Type II audits and certifications.
•Seamless user experience. We have built a unified user experience across our solutions. Users access our platform through a single login experience, providing convenience, saving time, and increasing productivity.
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

Our Go-to-Market Strategy
We have built a go-to-market engine comprised of sales, marketing, and client success teams, focused on acquiring new clients, expanding use of our platform among existing clients, and strengthening and growing our relationships with channel partners.
We sell our platform through our sales team, which is comprised of over 100 representatives. Our sales teams are dedicated to either ambulatory providers or hospital and health system clients, reflecting the distinct needs, decision-makers, and sales cycles of these client types. Our approach to ambulatory provider clients generally employs a higher-velocity, direct enterprise go-to-market strategy with a shorter sales cycle, while our direct enterprise go-to-market strategy for hospital and health system clients typically involves a longer sales cycle. Our sales organization is further specialized, with certain individuals focused on acquiring new clients and others focused on expanding adoption within existing clients. We leverage data and analytics to monitor sales effectiveness and identify opportunities for improvement.
Our client success organization supports retention and expansion through ongoing engagement and value realization, including dedicated client success managers for clients that have generated almost half of our revenue. Client success teams help drive adoption of our capabilities, support onboarding and change management, and identify opportunities to expand the use of our platform over time.
In addition to our direct sales force, we have a team focused on strengthening and expanding our channel partner and alliance relationships. We have established partnerships with leading electronic health record (“EHR”) and practice management (“PM”) providers for integrations and joint go-to-market efforts. We also work with strategic partners that extend our reach and accelerate adoption of our solutions by referring and promoting our platform to their client bases, while our sales team remains responsible for selling to the end client. In addition, we partner with and sell to outsourced revenue cycle management and billing service providers, who leverage our technology to help providers manage administrative workflows and payments.
Our commercial organization is supported by commercial operations resources that drive planning and execution, including sales process and cadence, pipeline and forecasting discipline, performance analytics, and operational support designed to improve consistency and scalability across our go-to-market efforts.
Our marketing organization supports our growth strategy by strengthening brand awareness and trust, generating demand that drives new customer acquisition, and improving the effectiveness of our go-to-market execution. Marketing defines and communicates our value proposition and differentiated outcomes, advances segmentation and targeting to align our messaging and outreach to distinct customer needs, and gathers market and customer insights that inform product-market fit and go-to-market priorities. Our go-to-market teams are further supported by product and solution subject-matter experts, including individuals with prior experience in roles similar to those of our buyers, who help translate client needs into solution design and value realization.
Our Business Model
Over 99% of our revenue is either recurring subscription or based on highly predictable volumes. Our contracts with clients generally include a subscription fee component as well as a volume-based component, although some contracts include only one of these components. The subscription fee provides us with a fixed, recurring revenue stream while the volume-based component allows us to benefit from our clients’ growth. We generate greater revenue as our clients see more patients and greater utilization of their healthcare services. In addition, based on our contract structures, our proprietary data asset, our AI-powered capabilities, and our deep understanding of the healthcare market, we believe we have visibility into, and the ability to predict both subscription-based and volume-based revenue. For instance, 98% of revenue in 2025 was generated from clients already under contract as of the beginning of the year. Our client contracts are typically two or three years in length with automatic renewals for successive one-year terms that include standard price escalators. Client billing generally occurs monthly.
Our Clients
Our clients represent healthcare providers across all types of care settings, including physician practices, clinics, surgical centers, and laboratories, as well as large hospitals and health systems. Generally, one-third of our revenue comes from hospitals and health systems, while two-thirds comes from ambulatory and alternate sites of care. The over 30,000 clients we currently serve also vary significantly in size and represent over one million distinct providers in total, including

16 of the top 20 U.S. News Best Hospitals. As a result of our broadly applicable model, our client base is highly diversified, and for the year ended December 31, 2025, our top 10 clients accounted for only 10.8% of our total revenue. The number of clients from whom we generate over $100,000 of revenue has grown from 1,203 in the year ended December 31, 2024 to 1,391 in the year ended December 31, 2025, primarily driven by large, new client wins and successful cross-selling and up-selling efforts.
Our clients have no obligation to renew their subscriptions for our platform solutions after the initial term expires, which is typically a two to three-year term. Our contracts generally provide for the automatic renewal for one-year subsequent terms, with the ability for our clients to terminate the contract with limited notice to us. However, we believe that due to the breadth, depth, and quality of our products, as well as the significant time and resources it takes to switch to a different healthcare payments provider, we will be able to retain our existing clients and upsell and cross-sell to them, as evidenced by our Net Revenue Retention Rate of 112.0% for the year ended December 31, 2025.
Our People, Values, and Culture
As of December 31, 2025, we employed over 1,700 full-time team members, all of whom are located in the United States. As of December 31, 2025, none of our team members were covered by a collective bargaining agreement or represented by a labor organization, and we have not experienced a labor-related work stoppage. We believe we have good relationships with our team members, as evidenced by our 2025 Great Place to Work Trust Index Survey results, in which 85% of participating team members indicated that they would recommend working at Waystar to friends and family.
Our Values and Culture
Our values, which are foundational to the Waystar culture, include the following:
•Honesty—This is where we start. With integrity as our core, we are transparent, do the right thing, and build trust by staying true to our commitments.
•Kindness—We are friendly and respectful of everyone. We recognize the power of inclusion and belonging.
•Passion—We are excited about what we do in our roles, as a company, and for our clients.
•Curiosity—We know that the best decisions are not always obvious or easy. We invest the time to understand and develop solutions.
•Fanatical Focus—We have obsessive zeal about people, promises, and innovative solutions.
•Best Work, Always—We bring our A-game. We work with facts, always communicating clearly and respectfully.
•Making It Happen—As individuals and as a team, we are agile with a bias toward speed, action, and automation. We are accountable for our results.
•Joyful, Optimistic, & Fun—We love and support our clients, team, and communities. We strive to create positive energy in everything we do.
We have received numerous workplace awards recognitions, including being named a Best Company to Work for by U.S. News & World Report, achieving a Great Place to Work recertification and being recognized as a Fast Company Best Workplace for Innovators. We are proud of our strong company culture and investment in long-term career growth for our people, which is evidenced by the long tenure of many of our team members with our organization. We believe it is important to put our team members first, and we provide all of our team members competitive health benefits, 401(k) investment options, employee stock purchase plan, and paid family leave. We also provide our team members with paid leave for volunteer time, as we believe it is important for Waystar and its team members to give back to the community. We regularly celebrate individuals and team members who exemplify Waystar’s values. We believe this helps us reinforce our values and creates a performance-focused culture that enables us to continue to attract, retain, and develop talent, which is critical to our long-term success.

Training, Development, Leadership, and Engagement
To attract, develop, and retain a high-performing workforce, we invest in a comprehensive learning and development ecosystem designed to build leadership capability, strengthen core skills, and ensure organizational readiness for the future of work. Our training and development offerings span the full employee lifecycle and include Front Line Leadership training for people leaders, Emerging Leader programs for high-potential team members, and an annual Leadership Summit for senior leaders focused on enterprise leadership and strategic execution.
All team members participate in required annual training that reinforces our values, certifies proficiency in key business processes, and promotes a workplace culture grounded in respect, safety, and engagement. In addition, we continuously evolve our learning curriculum to align with business priorities and emerging capabilities critical to long-term success.
In 2025, we introduced a company-wide AI skills development initiative designed to responsibly and effectively equip team members with the knowledge and practical skills needed to leverage AI tools in their roles. This program focuses on responsible use, data security, and ethical considerations, while also building applied capability to enhance productivity, operational efficiency, decision-making, and innovation across the organization. Our approach to AI enablement supports organizational readiness by ensuring consistent baseline knowledge across the workforce, while enabling leaders to apply AI strategically within their teams and functions.
Employee engagement remains a critical driver of our performance and culture. We assess engagement and satisfaction annually through a third-party employee engagement survey. This process provides insight into team members' experiences related to training and development opportunities, benefits, well-being, and our ethical culture. We also gather feedback on people leader effectiveness, including their ability to foster inclusive, and high-performing teams. Survey insights are used to inform ongoing improvements to our leadership development, learning strategies, and employee experience initiatives.
Inclusion and Belonging
At Waystar, we aspire to create an environment where every team member, with their unique background, feels a sense of belonging. We believe that we rise by lifting others up and provide a safe, inclusive work environment where every team member can be their whole, authentic self-no matter their background. We also have a “Waystar Day” every quarter that focuses on different initiatives such as best work always, day of curiosity, practicing kindness, and volunteering. We provide education assistance opportunities in furtherance of self-advancement and development. In addition, we have five Affinity Groups (BIPOC, Families, LGBTQIA+, Military, and Women) which seek to foster a sense of shared community and empowerment for employees. These groups are open to all team members, including those who wish to participate as allies, and provide opportunities to network, discuss and exchange ideas, and enhance their professional development.
Research and Development
We believe that our research and development function and our AI-powered product portfolio provides us with a competitive advantage that enables us to innovate faster and more efficiently, while simultaneously delivering better solutions for our clients. Our research and development team is responsible for the design, development, testing, and enhancement of our products and software. As of December 31, 2025, we had more than 340 team members dedicated to product and research and development. For the years ended December 31, 2025, 2024, and 2023, our research and development expense was $54.6 million, $48.8 million, and $35.3 million, respectively.
Competition
We operate in a highly fragmented and competitive market that is characterized by rapidly evolving technology standards, evolving regulatory requirements, and frequent changes in client needs and introduction of new products and solutions. However, we believe we have a competitive advantage based on the breadth, depth, and quality of our solutions, our innovative AI-powered software platform, our deep domain expertise developed over two decades of industry experience, the differentiated client service we provide, and the ROI we deliver.

Our current principal competitors include, but are not limited to:
•Revenue cycle technology vendors: vendors varying in scale that specialize in revenue cycle management. These vendors frequently utilize legacy technology, have a limited breadth of solutions or typically focus on providers in specific settings of care, such as hospitals or specific physician specialties.
•Point solution vendors: established and startup vendors that specialize or focus on point solutions for a specific healthcare payment workflow without addressing the entire healthcare payments workflow from pre-encounter to post-encounter.
•EHR and PM systems providers: certain electronic health record (EHR) and practice management (PM) systems, including certain of our strategic partners and those with which we integrate, offer, or may begin to offer, solutions such as claim management and patient management solutions, payment processing tools, and direct patient communication solutions.
•Internally developed software or manual processes: large healthcare providers may have sufficient IT resources to develop and maintain proprietary internal systems, or to consider developing new custom systems. Some may partner with established technology vendors to build custom solutions. Many healthcare providers may also rely on manual tasks and labor, without the use of technology enabled systems.
We believe the principal competitive factors in our market include the following:
•leading-edge technology and innovation, particularly the ability to leverage advanced AI and generative models driven by proprietary datasets to automate complex workflows and create an autonomous revenue cycle;
•breadth, depth, and quality of products and solutions, including the integration of clinical, financial and administrative data to provide a holistic view of the patient journey;
•ability to deliver financial and operational performance improvement through the use of AI-powered automation;
•quality and reliability of solutions, including the accuracy of AI-powered predictions and recommendations;
•ease of use and convenience, enhanced by agentic AI capabilities that automate manual tasks;
•brand recognition and reputation for technological leadership;
•price and total cost of ownership; and
•the ability to integrate our platform solutions with various EHR and PM systems and other healthcare technology.
We believe that we compete favorably with respect to each of these factors. However, we believe that our ability to remain competitive will depend on the continued success of our disciplined investments in research and development and sales and marketing programs. See Part I, Item 1A, “Risk Factors—Risks Related to our Business and our Industry—We operate in a highly competitive industry.”
Intellectual Property
We rely on a combination of trademark, patent, trade secret, copyright, and other intellectual property laws, as well as contractual provisions, including in employment, confidentiality, and inventions assignment agreements to protect our intellectual property, intangible assets, and associated proprietary rights. Our intellectual property, particularly our know-how is material to the conduct of our business. The success of our business depends in part on our ability to use our trademarks, service marks, and other intellectual property in the operation of our business and platform. In the United States, we have 34 trademark registrations, 35 issued patents, and 24 copyright registrations. In addition, we have registered the www.waystar.com domain name, which we use in connection with our platform.

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
We operate a cloud-based platform that is designed to offer reliability, performance, security, and privacy for our clients. We have infrastructure in place with co-located data centers, and within Microsoft Azure, Amazon Web Services, and Google Cloud Platform environments, to securely manage and maintain our clients’ patient information.
We use external security auditors and industry-leading vendors to access the controls and procedures we have in place to protect our clients’ sensitive information. We have industry certifications, including HITRUST R2, PCI-DSS Level 1 Service Provider, SSAE 18 SOC 2, and validated PCI Point-to-Point Encryption. As a PCI-DSS Level 1 Service Provider, we are committed to upholding industry security standards to cardholder data. We received our HITRUST CSF certification in 2021.
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
In December 2024, HHS Office for Civil Rights (“OCR”) issued a notice of proposed rulemaking to better protect the confidentiality, integrity, and availability of ePHI. The proposed rule would, among other requirements, remove the distinction between “required” and “addressable” implementation specifications and make all implementation specifications required with specific, limited exceptions; require written documentation of all HIPAA Security Rule policies, procedures, plans, and analyses; require regulated entities to conduct compliance audits at least once every 12 months to ensure their compliance with the HIPAA Security Rule requirements; require encryption of ePHI at rest and in transit; require the use of multi-factor authentication, with limited exceptions; and require network segmentation and separate technical controls.
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
Additionally, the Civil Monetary Penalties Law, 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments, and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:
•presenting, or causing to be presented, claims, reports, or records relating to payment by Medicare, Medicaid or other government payors that the individual or entity knows or should know are for an item or service that was not provided as claimed, is false or fraudulent, or was presented for a physician’s service by a person who knows or should know that the individual providing the service is not a licensed physician, obtained licensure through misrepresentation or represented certification in a medical specialty without in fact possessing such certification;
•offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider;
•arranging contracts with or making payments to an entity or individual excluded from participation in the federal healthcare programs or included on CMS’ preclusion list;
•violating the AKS;
•making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal healthcare program;
•making, using, or causing to be made any false statement, omission, or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider of services or a supplier under a federal healthcare program; and
•failing to report and return an overpayment owed to the federal government.
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
State Fraud and Abuse Laws
Many states, including certain states in which we conduct our business, have adopted fraud and abuse laws similar to the federal laws described above. These laws are enforced by state courts and regulatory authorities, each with broad discretion, and the scope of these laws and the interpretations of them vary by jurisdiction. Some state fraud and abuse laws apply to items and services reimbursed by any third-party payor, including commercial insurers. For example, several states have anti-kickback and self-referral prohibitions, which may apply regardless of whether the payor for such claims is Medicare or Medicaid and which may affect our ability to enter into financial relationships with certain entities or individuals. A determination of liability under state fraud and abuse laws could result in fines, penalties, and restrictions on our ability to operate in these jurisdictions, administrative sanctions, exclusions from governmental healthcare programs, refund requirements, and disciplinary action by the applicable governmental authority, and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and reputation.
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
Indemnification and Insurance
Our business exposes us to potential liability including, but not limited to, potential liability for breach of contract or negligence claims by our clients, non-compliance with applicable laws and regulations, and employment-related claims. In certain circumstances, we may also be liable for the acts or omissions of others, such as our vendors or suppliers. On occasion, we enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent, or other intellectual property infringement claim by any third party with respect to its technology. The terms of these indemnification agreements are generally perpetual. Maximum potential future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in the future but have not yet been made. We have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
We attempt to manage our potential liability to third parties through contractual protection (such as indemnification and limitation of liability provisions) in our contracts with clients and others, and through insurance. The contractual indemnification provisions vary in scope and may not protect us against all potential liabilities, such as liability arising out of our gross negligence or willful misconduct. In addition, in the event that we seek to enforce such an indemnification provision, the indemnifying party may not have sufficient resources to fully satisfy its indemnification obligations or may otherwise not comply with its contractual obligations.
We may require our clients and other counterparties to maintain adequate insurance, and we currently maintain errors, omissions, and professional liability insurance coverage with limits we believe to be appropriate. The coverage provided by such insurance may not be adequate for all claims made and such claims may be contested by applicable insurance carriers.

Corporate and Available Information
We were originally incorporated in Delaware on August 13, 2019 and subsequently changed our name to Waystar Holding Corp. on August 11, 2023. Our principal basecamps are located at 1550 Digital Drive, #300, Lehi, Utah 84043 and 9901 Linn Station Road Suite 550, Louisville, Kentucky 40223. Our telephone number is (844) 492-9782. We maintain a website at waystar.com. We completed our initial public offering (“IPO”) in June 2024, and our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “WAY”.
Waystar’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, are publicly available free of charge on the Investor Relations section of our website at investors.waystar.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also make available through the Investor Relations section of our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct, Corporate Governance Guidelines and Board committee charters.
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

Item 1A.    Risk Factors
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
Factors that may affect our client satisfaction, our ability to sell additional products and solutions to existing clients, and expand our client base include, but are not limited to, the following:
•the performance and functionality of our platform;
•our ability to deliver a high-quality client experience;
•our ability to develop and sell complementary products and solutions;
•the stability, performance, and security of our hosting infrastructure;
•our ability to attract, retain, and effectively train sales and marketing personnel;
•the delivery of products that are easy to use and deliver tangible value to clients;
•changes in healthcare laws, regulations, or trends, and our ability to quickly adapt;
•the business environment of our clients, including healthcare staffing shortages and headcount reductions by our clients;
•the price of our products and solutions relative to our competitors;
•our ability to integrate with EHR or PM systems; and
•our ability to maintain and enhance our reputation and brand recognition.
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
The amount and timing of the expected benefits of any acquisition, including potential synergies, are subject to risks and uncertainties. These risks and uncertainties include, but are not limited to, those relating to:
•our ability to maintain relationships with the clients and suppliers of the acquired business;
•our ability to retain or replace key personnel of the acquired business;
•potential conflicts in payer, client, partner, vendor, or marketing relationships;
•our ability to coordinate organizations that are geographically diverse and may have different business cultures;
•the acceptance of acquired company clients of product upgrades and platform changes;
•the diversion of management’s attention to the integration of the operations of businesses or other assets we have acquired;
•difficulties in the integration or migration of IT systems, including securely sharing data across networks, and maintaining the security of the IT systems;
•incurrence of debt or assumption of known and unknown liabilities;
•write-off of goodwill, client lists, and amortization of expenses related to intangible assets; and
•compliance with regulatory, contracting, and other requirements, including internal control over financial reporting.
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
Many healthcare provider organizations are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and solutions like ours will become more intense, and the importance of establishing and maintaining relationships with key industry participants will increase. These industry participants may try to use their market power to negotiate price reductions for our products and solutions or otherwise exert downward pressure on prices of our products and solutions. Further, consolidation of management and billing services through integrated delivery systems may decrease demand for our products. Such consolidation may also lead integrated delivery systems to require newly acquired physician practices to replace our product with that already in use in the larger enterprise. In addition, vertical integration whereby healthcare provider organizations acquire EHR, PM, revenue management cycle, or similar systems may make it more challenging to establish new relationships with such providers or may lead to such provider organizations replacing our solutions with those offered by systems that they acquire. Any of these factors could materially and adversely impact our business, financial condition, and operating results.
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
Competition for qualified management and employees in our industry is intense, especially for employees with expertise in AI and software, and identifying and recruiting qualified personnel and training them requires significant time, expense, and attention. Many of the companies with which we compete for personnel have greater financial and other resources than we do. While we have entered into offer letters or employment agreements with certain of our executive officers, all of our employees are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason, and without notice, subject, in certain cases, to severance payment rights. The departure and replacement of one or more of our executive officers or other key employees would likely involve significant time and costs, may significantly delay or prevent the achievement of our business objectives, and could materially harm our business. In addition, volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart.

The estimates and assumptions we use to determine the size of our total addressable market may prove to be inaccurate.
Market estimates and growth forecasts that we disclose are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts relating to the size and expected growth of the market for our products and solutions may prove to be inaccurate. These estimates and forecasts may be impacted by economic uncertainty that is outside our control, including macroeconomic trends such as domestic supply chain risks, tariffs, inflationary pressure, interest rate increases, and declines in consumer confidence that impact our clients. While we believe the information on which we base our total addressable market and the underlying estimates and assumptions is generally reliable, such information is inherently imprecise. We cannot assure you that these assumptions will prove to be accurate.
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
Our solutions must interoperate, connect, and integrate with our clients’ and their vendors’ existing infrastructures, which often have different specifications, utilize multiple protocol standards, deploy products and solutions from multiple vendors, and contain multiple generations of products that have been added to that infrastructure over time. Some of the technologies supporting our clients and their vendors are constantly evolving, and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. In addition, our clients and their vendors may implement new technologies into their existing networks and systems infrastructures that may not immediately interoperate with our solutions. Our continued success will depend on our ability to adapt to changing technologies, manage, and process ever- increasing amounts of data and information and improve the performance, features, and reliability of our solutions in response to changing client and industry demands. If we encounter complications related to network configurations or settings, we may have to modify our solutions to enable them to interoperate with our clients’ and their vendors’ networks and manage clients’ transactions in the manner intended. For example, if clients or their vendors implement new encryption protocols, it may be necessary for us to obtain a license to implement or interoperate with such protocols, and there can be no assurance that we will be able to obtain such a license on acceptable terms, if at all. On the other hand, any new or enhanced technologies that we employ must be accepted by our clients’ and their vendors’ existing infrastructures and be able to be integrated with their platforms and solutions. For example, we use automated software applications or “bot” technology and Application Interface (“API”) technology in a number of our solutions. Certain of our clients’ platforms may not support those technologies or functionalities for various reasons, which would adversely impact connectivity of our solutions. Any of these difficulties could delay or prevent the successful design, development, testing, introduction, or marketing of our solutions.
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
We serve our clients primarily from third-party data-hosting facilities. These facilities are vulnerable to damage or interruption from climate change or extraordinary events, including adverse weather, earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, terrorism, and similar misconduct. Their systems and servers could also be subject to software and hardware errors, hacking, ransomware, viruses, and other disruptive problems or vulnerabilities. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at the facilities could result in lengthy interruptions in our solutions. Although we have instituted disaster recovery arrangements, in certain cases, we do not maintain redundant systems or facilities. In the event of a catastrophic event, we may experience an extended period of system unavailability, which could negatively impact our relationship with users or clients.
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
Our business relies in part on our ability to obtain, process, monetize, use, disclose, and distribute highly regulated data in the healthcare and technology industries in a manner that complies with applicable laws, regulations, and contractual and technological restrictions. The failure by us or our data suppliers, processors, partners, and vendors to obtain, provide, maintain, use, and disclose data in a compliant manner could have a harmful effect on our ability to use and disclose data which in turn could impair our functions and operations, including our ability to share data with third parties or incorporate it into our product offerings. In addition, the processing, use, disclosure, and distribution of data may require us or our data suppliers, processors, partners, and vendors to obtain consent from third parties or follow additional laws, regulations, or contractual and technological restrictions that apply to the healthcare industry. These requirements could interfere with or prevent creation or use of rules and analyses or limit other data-driven activities that benefit us. Moreover, due to lack of valid notice, permission, authorization, consent, or waiver, we may be subject to claims or liability for use or disclosure of information. We have policies and procedures in place designed to address the proper handling, use, and disclosure of data, but could face claims that our practices occur in a manner not permitted under applicable laws or our agreements with or obligations to data providers, individuals, or other third parties. These claims or liabilities and other failures to comply with applicable requirements could damage our reputation, subject us to unexpected costs, and could have a material adverse impact on our business, results of operations, or financial condition. See Part I, Item 1A, “Risk Factors—Risks Related to Information Technology Systems, Cybersecurity, Data Privacy, and Intellectual Property—Our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and cybersecurity and Part I, Item 1A, “Risk Factors—Risks Related to Legal and Governmental Regulation—We are subject to health care laws and data privacy and security laws and regulations governing our Processing of personal information, including PHI, personal health records, and payment card data.”
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
Our reputation and our clients’ willingness to purchase our products and partners’ willingness to use our products depend, in part, on our third-party providers’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. If our third-party providers fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations. The ability of our third-party providers to effectively satisfy our business requirements could also be impacted by financial difficulty of our third-party providers or damage to their operations caused by fire, terrorist attack, natural disaster, or other events.
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
Our products and solutions are used to help simplify the payment process for healthcare providers. If our products and solutions fail to provide accurate and timely information or are associated with errors or malfunctions, then our clients could assert claims against us that could result in substantial costs to us, harm our reputation in the industry, and cause demand for our products and solutions to decline. Although we attempt to limit by contract our liability for damages, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable or may not otherwise sufficiently protect us from liability for damages. In certain circumstances, we may also be liable for the acts or omissions of others, such as our vendors or suppliers. On occasion, we enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent, or other intellectual property infringement claim by any third party with respect to its technology. The terms of these indemnification agreements are generally perpetual. See Part I, Item 1, “Business—Indemnification and Insurance.”
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
We collect, create, receive, maintain, process, use, transmit, disclose, transfer, alter, and store (collectively, “Process”) significant amounts of patients' personal information (including PHI) received in connection with the utilization of our platform and otherwise in connection with the operation of our business, as well as other sensitive, confidential, and proprietary information such as payment data. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals, including state- sponsored organizations, with a wide range of motives and expertise. In addition to extracting personal information and other sensitive or confidential information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, security, and availability of our information or information technology systems. The prevalent use of mobile devices also increases the risk of data security incidents. Further, like all internet-based solutions, our solutions are vulnerable to software bugs, computer viruses, malware, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of- service, or other attacks or similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays or shutdowns, loss of critical data, unauthorized acquisition of or access to data, or the compromise of our information technology systems. Techniques used to gain unauthorized access to or acquisitions of data and systems, disable or degrade service, or sabotage systems, are constantly evolving (including through the use of AI), and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access, acquisitions of, or other adverse impacts to such data or our systems. The risk of state-supported and geopolitical-related cyber-attacks may increase in connection with political or economic conflicts. In addition, competitors in our industry have suffered successful cyberattacks in the past, which may lead to us facing additional scrutiny, and we may face similar attacks ourselves. We may not discover all such incidents or activity or be able to respond or otherwise address them promptly, in sufficient respects or at all. Any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products, or failure to prevent software bugs and other corruptants such as those listed above, to the satisfaction of our clients or their patients, may harm our reputation and our ability to retain existing clients, negatively affect our clients and their patients, and adversely impact our business, results of operations, and financial condition.
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
Any adverse impact to the availability, integrity, or confidentiality of our information technology systems or data, or the information technology systems or data of third parties upon which we rely, could require us to expend significant resources to mitigate the breach of security, pay any applicable fines, and address matters related to any such breach, including notifying impacted individuals, the media, or regulators, making public disclosures, and addressing reputational harm.
Additionally, any such event could result in fines, legal claims, or proceedings, including regulatory investigations and class actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation, and expose us to claims from clients, individuals, and others, any of which could have a material adverse effect on our business, financial condition, and results of operations.
The costs of mitigating data security risks are significant and are likely to increase in the future. Although we carry cybersecurity insurance, we cannot ensure our limits are sufficient to cover us against all potential losses for damages or fines in an amount exceeding our policy, or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
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

For example, the CCPA took effect on January 1, 2020 and was amended in 2022. The law broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for certain violations. Many other states have since enacted comprehensive state privacy laws that may impose additional obligations and requirements on our business. Additionally, we may be subject to new laws governing the privacy of certain specific types of data, including, most notably, consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, creates a private right of action to allow individuals to sue for violations of the law, imposes stringent consent requirements, and grants consumers certain rights with respect to their health data, including to request deletion of their information.
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
Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and solutions, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Additionally, the intellectual property ownership and license rights surrounding AI technologies, which we are increasingly incorporating into our product offerings, have not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of AI technologies in our products and services may expose us to intellectual infringement or other intellectual property misappropriation claims related to AI training or output. Any inability to meaningfully protect or enforce our intellectual property rights could result in harm to our brand or our ability to compete and reduce demand for our technology and products. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Also, some of our products and solutions rely on technologies and software developed by or licensed from third parties. Any disruption or disturbance in such third-party products or services, which we have experienced in the past and may experience again in the future, could interrupt the operation of our platform, and could cause us to be in breach of contracts with our clients. We may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.
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
The development, deployment, and use of AI in our products and solutions subjects us to risks that could adversely affect our business.
We have integrated AI and machine learning technologies into our products and solutions, and our future success will depend, in part, on our ability to leverage these technologies responsibly and effectively. The development and use of

AI subjects us to risks that could adversely affect our business, financial condition and results of operations, and use of such technologies may not enhance our products or solutions, allow us to keep pace with competitors or benefit our business as intended. As these technologies are rapidly developing, it is not possible to predict all of the legal, operational, competitive, security, technological and other risks that may arise relating to the use of such technologies.

Our AI-enabled solutions depend on the quality and completeness of training data, and deficiencies could result in inaccurate, misleading, unreliable, or biased outputs that could harm our clients or expose us to liability. AI technologies are inherently complex, and our AI systems may not perform as intended, or may degrade in performance over time due to changes in underlying data, payer requirements, market conditions or for other reasons. Validating AI outputs requires substantial resources and consistent, reliable performance across diverse client environments and use cases is difficult. Any actual or perceived failures of our AI-enabled solutions could result in client dissatisfaction, claims against us, regulatory scrutiny, or reputational harm.
Our clients may impose contractual restrictions on our use of AI, or seek indemnification for AI-related errors, any of which could limit the value of our AI-enabled solutions or expose us to liability. Client reluctance to adopt AI features due to accuracy, liability, or regulatory concerns could also slow our ability to realize returns on our AI investments.
Moreover, AI is subject to a dynamic and rapidly evolving legal and regulatory environment, and our efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications and liabilities. We may not be able to successfully respond to these rapidly evolving frameworks, laws, regulations and other requirements, and we may need to expend significant resources to adjust our operations or offerings in response.

The rapid advancement of generative and agentic AI also poses competitive risks. Large technology companies with significantly greater resources are deploying AI tools that could commoditize revenue cycle management functions core to our platform, and competitors may also adopt or deploy AI more quickly or effectively than we do. Agentic AI systems could automate workflows our clients currently rely on us to perform, and EHR and PM vendors may integrate AI capabilities directly into their platforms, reducing demand for our solutions. Generative AI may also lower barriers to entry, enabling new competitors to emerge more quickly. If we fail to keep pace with AI advancements or our AI-enabled solutions do not achieve market acceptance, our competitive position could be materially harmed.

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
We receive confidential and proprietary information from third parties in connection with the operation of our business. In addition, we may employ individuals who were previously employed at other technology companies, including our competitors. We may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise improperly used or disclosed confidential information of these third parties or our employees’ or contractors’ former employers. Further, we may be subject to ownership disputes in the future arising, for example, from conflicting obligations of employees, consultants, or others who are involved in developing our solutions. We may also be subject to claims that former employees, consultants, independent contractors or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging our right to and use of confidential and proprietary information. In addition to paying monetary damages, if we fail in defending against any such claims we may lose our rights therein, which could have a material adverse effect on our business. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.
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
These laws are complex, may change rapidly, and the scope and enforcement and application of each of these laws to our specific services and relationships may not be clear and may be applied to our business in ways we do not anticipate. Federal and state regulatory and law enforcement authorities continue to focus on enforcement activities with respect to Medicare, Medicaid, other government and third-party payor programs, and other healthcare reimbursement laws and rules in an effort to reduce overall healthcare spending. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. Because of the breadth of these laws and the narrowness of their statutory or regulatory exceptions and safe harbors, some of our business activities may be subject to challenge under one or more of them. Federal government healthcare reforms, cost-cutting, efficiency, and fraud and abuse initiatives, and other proposed or future changes may also result in reductions in healthcare reimbursement, healthcare spending, and the federal workforce that oversees healthcare programs, which may have a significant adverse impact on our business. In addition, new and evolving payment structures, for example, such as accountable care organizations and other arrangements involving combinations of healthcare providers who share savings, potentially implicate anti-kickback and other fraud and abuse laws. The government has prosecuted revenue cycle management service providers for causing the submission of false or fraudulent claims in violation of the FCA, and vendors of EHR software for, among other things, misrepresenting the capabilities of their software and payment of kickbacks to certain customers in exchange for promoting their products in violation of the AKS and the FCA. Errors created by our platform and our proprietary products and solutions that relate to entry, formatting, preparation, or transmission of claims, reporting of quality or other data pursuant to value-based purchasing initiatives, or cost report information may be alleged or determined to cause the submission of false claims or otherwise be in violation of these laws. As we continue to build new and evolving technologies, such as AI, machine learning, analytics, and biometrics, into our products and solutions, our business may become subject to additional complex and evolving regulatory requirements pertaining to the sale or use of these technologies. The sale of these technologies, or their use by us or by our clients or partners, may also subject us to additional risks, including reputational harm, competitive harm, or legal liabilities.
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
Almost all of our revenue is derived from the healthcare industry, which is subject to changing political, legislative, regulatory, and other influences. Healthcare laws and regulations are rapidly evolving, including as a result of changes in the U.S. administration resulting in changes in federal law and enforcement, and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was adopted, which is a healthcare reform measure that provides healthcare insurance for millions of Americans. The ACA includes a variety of healthcare reform provisions and requirements that substantially changed the way healthcare is financed by both governmental and private insurers, which significantly impact our industry and our business. We are unable to predict the full impact of any health reform initiatives or legislative updates to current healthcare laws on our operations in light of the uncertainty regarding whether, when, and how alternative reforms, if any, may be enacted, the timing of enactment and implementation of alternative provisions and the impact of alternative provisions on various healthcare industry participants.
We are also unable to predict how recent regulatory reforms regarding information blocking, algorithm transparency, interoperability, and health data will impact our business and whether the new presidential administration will continue to enforce or implement past reforms. For example, President Trump’s Administration revoked President Biden’s executive order on AI and it is unclear how the new Administration will implement final rules on Health Data, Technology and Interoperability (HTI-1, HTI-2, and HTI-3) that took effect in 2024. Future legislative, executive, and regulatory proposals may constitute a significant departure from previous regulations regarding patient data. While certain of these rules benefit us in that certain EHR vendors will no longer be permitted to interfere with our attempts at integration, they may also make it easier for other similar companies to enter the market, creating increased competition and reducing our market share.Changes to the legal, regulatory or political environment may require management’s attention, divert resources from other areas, and expose us to potential liability.
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
We are a “covered entity” as defined under HIPAA when we provide our clearinghouse services, and we also are a “business associate” as defined under HIPAA for other covered entities when we provide revenue cycle management and other solutions. HHS OCR may impose civil penalties on both covered entities and business associates for their failure to comply with HIPAA requirements. These requirements are subject to change. In December 2024, HHS OCR issued a notice of proposed rulemaking on the HIPAA Security Rule, which is specifically aimed at strengthening cybersecurity of electronic PHI, and we are monitoring this proposed rulemaking. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. Penalties can vary significantly depending on a number of factors, such as whether the covered entity’s or business associate’s failure to comply was due to willful neglect. Violations of HIPAA could result in substantial criminal and civil penalties, including up to 10 years in prison for each violation. HIPAA also authorizes state attorneys general to file suit on behalf of the residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for recklessness in misusing individuals’ health information. If we are subject to investigation or litigation related to an alleged violation of HIPAA, then we may elect to resolve the matter through additional reporting and oversight obligations through a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Such settlement could require payment of a civil penalty or damages, corrective action, and/or monitoring of our business by a third party.
The security measures that we and our third-party vendors and subcontractors have in place designed to comply with privacy and data protection laws may not protect our facilities and systems from security breaches or incidents, including acts of vandalism or theft, computer viruses, misplaced or lost data, malfeasance, programming, and human errors or other similar events. We may also be liable for privacy and security breaches and failures of our business associates and subcontractors. Even though we provide for certain protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Our failure to comply with HIPAA and other health privacy laws may also result in criminal and civil liability. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.
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
Many states are also enacting legislation on the use, creation, and deployment of AI. For example, in March 2024, Utah enacted the Artificial Intelligence Policy Act, which requires disclosures to consumers about the use of AI in certain circumstances, including advance AI use disclosures by physicians and individuals in other regulated occupations. In Colorado, the Colorado AI Act will regulate the development, deployment, and use of certain AI systems, including with respect to algorithmic discrimination and decisions with respect to healthcare services. Developers of generative AI systems would be required to complete impact assessments and disclose measures the developer has taken to mitigate any known or reasonably foreseeable risks of algorithmic discrimination that may arise from deployment of certain “high-risk” AI systems that are developed and marketed to make consequential decisions, such as decisions that have a material legal or similarly significant effect on consumer access to certain services, including healthcare and financial services. Other states have introduced similar bills.
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
Any failure or perceived failure by us to comply with domestic laws or regulations, industry standards, or other legal obligations, or any actual or suspected breach or privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation (including class actions), fines, and penalties or adverse publicity and could cause our clients to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Any of these developments could harm our business, financial condition, and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit retention of our platform or services by existing clients or adoption of our platform or services by new clients.
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
We are contractually required to comply with the Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”) laws and regulations as a payment facilitator in certain instances.
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
Goodwill and other intangible assets, net represent approximately 92% of our total assets as of December 31, 2025, and we could suffer losses due to asset impairment charges.
In accordance with GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. We assess our goodwill and other intangible assets for impairment periodically in accordance with applicable authoritative accounting guidance. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including significant:
•underperformance relative to historical or projected future operating results;
•changes in the manner of our use of acquired assets or the strategy for our overall business;
•negative industry or economic trends; or
•decline in our market capitalization relative to net book value for a sustained period.
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
As of December 31, 2025, we had outstanding indebtedness of approximately $1.5 billion, consisting of $1.4 billion outstanding under our First Lien Credit Facility and $80 million outstanding under our Receivables Facility. Additionally, we had $500 million of availability under our Revolving Credit Facility as of December 31, 2025. As of December 31, 2025, there is no outstanding balance on our Revolving Credit Facility.

Our substantial indebtedness may:
•make it difficult for us to satisfy our financial obligations, including with respect to our indebtedness;
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments instead of other purposes, thereby reducing the amount of cash flow available for future working capital, capital expenditures, acquisitions, or other general business purposes;
•expose us to the risk of increased interest rates as certain of our borrowings, including under our Credit Facilities, are at variable rates of interest;
•limit our ability to pay dividends;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared with our less-leveraged competitors;
•increase our vulnerability to the impact of adverse economic, competitive, and industry conditions; and
•increase our cost of borrowing.
Restrictive covenants in the agreements governing our Credit Facilities may restrict our ability to pursue our business strategies.
The credit agreements governing our Credit Facilities contain, and any future credit agreements we may enter into may contain, a number of covenants that, among other things, restrict our ability to, subject to certain exceptions:
•incur additional indebtedness and guarantee indebtedness;
•create or incur liens;
•enter into sale and lease-back transactions;
•engage in fundamental changes;
•sell, transfer, or otherwise dispose of assets;
•pay dividends and distributions or repurchase capital stock;
•make investments or acquisitions;
•prepay, redeem, repurchase, or amend the terms of certain subordinated indebtedness;
•create negative pledge clauses; and
•enter into transactions with affiliates.
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
Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:
•finance unanticipated working capital requirements;
•develop or enhance our technological infrastructure and our existing products and solutions;
•fund strategic relationships, including channel partners, joint ventures, and co-investments;
•respond to competitive pressures; and
•acquire complementary businesses, technologies, products, or solutions.
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

Risks Related to Ownership of our Common Stock
Certain investors hold a significant percentage of our outstanding common stock and their interests may be different than the interests of other holders of our securities.
Certain investors own a significant percentage of our outstanding common stock. As a result, these investors are able to control or influence actions to be taken by us, including future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, amendments to our organizational documents, and the approval of significant corporate transactions, including mergers, sales of substantially all of our assets, distributions of our assets, the incurrence of indebtedness, and any incurrence of liens on our assets.
The interests of these investors may be materially different than the interests of our other stakeholders. In addition, these investors may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to other stockholders. For example, these investors may cause us to take actions or pursue strategies that could impact our ability to make payments under our Credit Facilities or cause a change of control. In addition, to the extent permitted by agreements governing our Credit Facilities, these investors may cause us to pay dividends rather than make capital expenditures or repay debt. These investors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that none of these investors, any of their respective affiliates, or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. These investors also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
So long as these investors continue to own a significant amount of our outstanding common stock, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions and, so long as each of these investors continues to own shares of our outstanding common stock, they will have the ability to nominate individuals to our board of directors. In addition, these investors, acting together, will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive other stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.
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
As a public company, we are subject to significant requirements for enhanced financial reporting and internal controls. The process of designing and maintaining effective internal controls is a time consuming, costly, and continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. If we are unable maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, expose us to increased risk of fraud or reputational harm, or harm our results of operations.
In addition, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. If during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective, or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report (to the extent it is required to issue a report), investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock.
The market price of our common stock has been volatile and may continue to fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
The stock market has experienced extreme volatility in the past. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. Since shares of our common stock were sold in our IPO in June 2024 at a price of $21.50 per share, our stock price has ranged from $20.26 to $48.11 through February 11, 2026. The market price of our common stock has fluctuated in the past and may continue to fluctuate substantially due to a number of factors such as those listed in Part I, Item 1A, “Risk Factors—Risks Related to our Business and our Industry” and the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors, or failure of securities analysts to initiate or maintain coverage of our common stock;
•changes in economic conditions for companies in our industry;
•changes in market valuations of, or earnings and other announcements by, companies in our industry;
•declines in the market prices of stocks generally, particularly those of healthcare technology companies or SaaS companies regardless of industry;
•additions or departures of key management personnel;
•strategic actions by us or our competitors;
•announcements by us, our competitors, dispositions, joint ventures, other strategic relationships, or capital commitments;
•future sales of our common stock by our officers, directors, and significant stockholders;
•expiration of market standoff or lock-up agreements;
•changes in preference of our clients and our market share;
•changes in general economic or market conditions or trends in our industry or the economy as a whole;
•changes in business or regulatory conditions;
•future sales of our common stock or other securities;
•investor perceptions of or the investment opportunity associated with our common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;

•announcements, claims and/or allegations relating to litigation, governmental investigations, or compliance with applicable laws and regulations;
•guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•the development and sustainability of an active trading market for our stock;
•changes in accounting principles; and
•other events or factors, including those resulting from informational technology system failures and disruptions, data security incidents or breaches, natural disasters, war, including the ongoing conflict in Ukraine, acts of terrorism, or responses to these events.
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
As of February 11, 2026, we have approximately 2,308,318,408 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock, other equity or equity-linked securities, options, and other equity awards relating to our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Issuances of common stock or voting preferred stock would reduce the influence of existing stockholders over matters on which our stockholders vote, and, in the case of issuances of preferred stock, would likely result in such existing owners’ interest in us being subject to the prior rights of holders of that preferred stock, if any.
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
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, deter, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:
•a classified board of directors until the second annual meeting of stockholders after the date on which the Institutional Investors collectively own less than 15% in voting power of the then- outstanding power of the then-outstanding shares of stock of our Company entitled to vote generally in the election of directors, as a result of which our board of directors will be divided into three classes until such time, with each class serving for staggered three-year terms;
•the ability of our board of directors to issue one or more series of preferred stock;
•advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings and taking stockholder action by written consent;
•during a protective period commencing on the day on which the Institutional Investors collectively beneficially own less than 40% in voting power of the then-outstanding shares of our common stock and ending at the second annual meeting of stockholders after the date on which the Institutional Investors collectively own less than 15% in voting power of the then-outstanding power of our common stock (such period, the “Protective Period”), the removal of directors only for cause and only upon the affirmative vote of the holders of at least 662∕3% of the shares of common stock entitled to vote generally in the election of directors; and
•during the Protective Period, the required approval of at least 662∕3% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to adopt, amend, or repeal certain provisions of our amended and restated certificate of incorporation.
Further, EQT has the right to nominate to our board of directors (i) two nominees for so long as EQT beneficially owns 25% or greater of our then-outstanding common stock and (ii) one nominee for so long as EQT beneficially owns 5% or greater, but less than 25%, of our then outstanding common stock. CPPIB has the right to nominate to our board of directors one nominee for so long as CPPIB beneficially owns 5% or greater of our then-outstanding common stock. Bain has the right to nominate to our board of directors one nominee for so long as Bain beneficially owns 5% or greater of our then-outstanding common stock.Advent has the right to nominate to our board of directors one nominee for so long as Advent beneficially owns 5% or greater of our then-outstanding common stock.

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
Geopolitical instability, including the conflict between Russia and Ukraine, actual and potential shifts in U.S. and foreign, trade, economic, and other policies, and rising trade tensions between the United States and other countries as well as other global events, have significantly increased macroeconomic uncertainty at a global level. The current U.S. macroeconomic environment is characterized by recent record-high inflation, supply chain challenges, tariffs, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets, and growing recession risk. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Further, adverse macroeconomic conditions affect our clients’ and prospective clients’ operations and financial condition and make it difficult for our clients and prospective clients to accurately forecast and plan future business activities, which may in turn cause our clients to elect not to renew their contracts or affect their ability to pay amounts owed to us in a timely manner or at all, or adversely affect prospective clients’ ability or willingness to enter into contracts with us. We have also observed the effect of inflation or tariffs on our labor and cost structure. If these trends continue, our business, results of operations, financial condition, and cash flows may be materially adversely affected.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed a cybersecurity risk management program intended to assess risks from cybersecurity threats and manage those risks. Our cybersecurity risk management program is an important component of, and integrated with, our overall enterprise risk management framework, which addresses legal, compliance, operational, and financial risks, alongside cybersecurity risks. Through this integration, we aim to optimize resource allocation, improve risk identification, and strengthen our cybersecurity governance.
Our cybersecurity risk management program is based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF 2.0) and is aimed to assess, identify, and manage risks from cybersecurity threats. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF 2.0 framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. The processes comprising our cybersecurity risk management program include risk assessments, vulnerability scanning and penetration testing, threat intelligence monitoring, and employee training and awareness programs. We have also implemented and maintain an incident response process designed to respond to and manage cybersecurity incidents.

To protect our information systems from cybersecurity threats, we employ technical processes as a crucial component of our multi-layered cybersecurity risk management program. These processes include firewalls, intrusion detection and prevention systems, access controls, endpoint protection, data encryption, vulnerability management, security information event management, data loss prevention, security assessments, and penetration testing.
As part of our cybersecurity risk management program, we undergo assessments and audits by external and independent auditors. These include evaluations against the HITRUST Common Security Framework (CSF), where we have achieved the HITRUST Risk-based, 2-year (R2) Certification—the highest level of HITRUST assurance. Additionally, we undergo audits in accordance with the SSAE 18 framework, specifically the System and Organization Controls 2 (SOC 2) Type 2 audit, which is designed for service organizations to demonstrate effective controls over security, availability, and confidentiality. Our program also includes independent assessments to validate compliance with the Payment Card Industry Data Security Standard (PCI DSS), for which we maintain PCI certification. The results of these audits and assessments are reported to our Board of Directors where deemed appropriate.
.
Our cybersecurity team, which is led by our Digital Information & Cybersecurity Officer (DISO), implements and maintains our cybersecurity risk management program and is dedicated to mitigating risks and protecting the confidentiality, integrity, and availability of our systems and data. Our cybersecurity team’s functions include security operations, vulnerability management, security engineering and architecture, risk management, compliance and audit support, threat intelligence, security awareness training, and policy development. Our cybersecurity team is also responsible for developing and executing the incident response plan.
Because we rely on third-party vendors, including for information technology services, we have processes to oversee and identify risks from cybersecurity threats associated with key third-party vendors, based on our assessment of their criticality to our operations and respective risk profile. These processes may include vendor screening and due diligence, contractual requirements, security assessments and audits, incident response planning requirements, and ongoing monitoring.
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
Cybersecurity Governance
Role of the Board
Our Board of Directors plays an active role in overseeing our cybersecurity risk management program. The Board of Directors or the Audit, Compliance, and Risk Committee receives a quarterly update on cybersecurity-related topics. The Board of Directors receives materials every quarter and presentations on alternating quarters from our Chief Technology Officer (CTO) on topics including significant cyberattacks and emerging threats, cybersecurity program performance, results of risk assessments, incident response updates, cybersecurity strategy, and cybersecurity program maturity. We have also established procedures for informing the Board of Directors of certain cybersecurity incidents outside of these scheduled briefings.
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
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
To promote strong governance and oversight in managing cybersecurity risk, we have established a Cyber Risk Council, which is composed of our CTO, DISO, Chief Privacy Officer, Chief Financial Officer, Chief Legal Officer, and representatives of our technology and cybersecurity teams. The Cyber Risk Council is responsible for overseeing cybersecurity risk, monitoring performance of the cybersecurity risk management program, providing strategic guidance, and direction of the cybersecurity risk management program, among other oversight and monitoring functions.
Item 2.    Properties
Our corporate headquarters are co-located in Lehi, Utah and Louisville, Kentucky. In addition to our headquarters, we have offices in Atlanta, Georgia, Duluth, Georgia and Austin, Texas. All of our facilities are leased, and none of our facilities are used for any purpose other than general office use. We believe that our current facilities meet our needs, and we are confident that we will be able to obtain, if needed, additional or different space on commercially reasonable terms to accommodate future growth.
Item 3.    Legal Proceedings
We are subject to various claims and legal actions that arise in the ordinary course of our business, including claims resulting from employment related matters. We believe that we are not party to any material pending legal proceedings, and we are not aware of any claims that could have a material effect on our business, financial condition, results of operations, or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims could materially and adversely affect our business, financial condition, results of operations, or cash flows.
Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the Nasdaq Global Select Market under the symbol “WAY.” As of February 11, 2026, there were approximately 114 stockholders of record. This does not include persons whose stock is held in nominee or “street name” accounts through brokers.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by Issuer
During the three months ended December 31, 2025, we did not repurchase any of our equity securities that are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934.
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
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Global Composite Index and the S&P 600 Information Technology Index, assuming an initial investment of $100 at the market close of June 7, 2024, the date our stock commenced trading on the Nasdaq. Data for the Nasdaq Global Composite Index and the S&P 600 Information Technology Index assumes reinvestment of dividends. We did not declare cash dividends on our common stock in 2025. The comparisons in the graph below are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Six Months Cumulative Total Return*
among Waystar Holding Corp., the NASDAQ Composite Index,
and the S&P 600 Information Technology Index
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
6/7/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
Waystar Holding Corp.
NASDAQ Composite Index
S&P 500 Information Technology Index

	June 7, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
WAY	$100.00	$103.86	$134.73	$177.29	$180.48	$197.44	$183.19	$158.21
Nasdaq Composite Index	100.00	103.55	106.40	113.16	101.54	119.78	133.45	137.08
S&P 600 Information Technology Index	100.00	101.72	104.18	103.76	87.24	100.74	115.81	123.55
__________________________________________
*$100 invested on June 7, 2024, including reinvestment of dividends.
Source Data: FactSet
The performance graph and related information shall not be deemed “soliciting material”, is not deemed “filed” with the SEC, and is not to be incorporated by reference into any future filing under the Securities Act or Exchange Act.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Waystar Holding Corp. (“Waystar”, the “Company”, “we”, “us”, and “our”) should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside our control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the section entitled “Cautionary Statement Concerning Forward-Looking Statements” above and Part I, Item 1A, “Risk Factors” in this Form 10-K and our other filings with the SEC.
Overview
Waystar provides healthcare organizations with mission-critical AI-powered software that simplifies healthcare payments for providers across the continuum of care. Our enterprise-grade platform streamlines the complex and disparate processes our healthcare providers must manage to ensure accurate reimbursement and improves the payments experience for providers, patients, and payers. We leverage AI as well as proprietary, advanced algorithms to automate payment-related workflow tasks and drive continuous improvement, which enhances claim and billing accuracy, strengthens data integrity, and reduces labor costs for providers.
Our software is used daily by providers of all types and sizes across the continuum of care, including physician practices, clinics, surgical centers, and laboratories, as well as large hospitals and health systems. We currently serve over 30,000 clients of various sizes, representing over one million distinct providers practicing across a variety of care sites, including 16 of 20 U.S. News Best Hospitals list. Our business model aligns with our clients growth; as they to serve more patients, claims and transactional volumes increase, driving corresponding growth in our business. In addition, our clients frequently adopt a greater number of our solutions over time and introduce our solutions across new sites of care. In 2025, we facilitated over 7.5 billion healthcare payments transactions, including over $2.4 trillion in gross claims volume spanning approximately 60% of patients and one-in-three hospital discharges in the United States.
Our platform benefits from powerful network effects. Our cloud-based software is driven by a sophisticated, automated, and AI-powered engine to generate and incorporate real-time feedback from millions of network transactions processed through our platform each day. Every transaction we process provides additional data insights across providers, patients, and payers, which are embedded in updates that are deployed efficiently across our platform. This results in cumulative benefits to us over time. As we capture more data from each transaction we process, we leverage those insights to continuously improve the platform through Waystar AltitudeAI, our proprietary AI engine. Waystar AltitudeAI utilizes a multi-model approach that incorporates machine learning, large language models, and generative and agentic AI to automate complex workflows and deliver added value to our clients. In turn, the more value we create for our clients, the more likely it is that they will continue to use our products, allowing us to continue to capture more data that results in tangible improvements to our platform. As a result, our clients benefit from faster and more efficient performance from software that is evolving to meet ever-changing regulatory and payer requirements, enabling accurate and timely reimbursement.
We have demonstrated an ability to drive recurring, predictable, and profitable growth. Over 99% of our revenue is either recurring subscription or based on highly predictable volumes. For the 12 months ended December 31, 2025, our Net Revenue Retention Rate was 112.0% and we have 1,391 clients as of December 31, 2025 generating over $100,000 over the same 12-month period. For the year ended December 31, 2025, we generated revenue of $1,099.3 million (reflecting a 16.5% increase compared to revenue of $943.5 million for the prior year), net income of $$112.1 million (compared to net loss of $19.1 million for the prior year), and Adjusted EBITDA of $462.1 million (reflecting a 20.5% increase compared to Adjusted EBITDA of $383.5 million for the prior year).
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
Secondary Offerings
On February 24, 2025, the Institutional Investors closed an underwritten public offering of 23,000,000 shares of our common stock (inclusive of the underwriters’ option to purchase additional shares) (the “First Secondary Offering”). On May 15, 2025, the Institutional Investors closed another underwritten public offering of 14,375,000 shares of our common stock (inclusive of the underwriters' option to purchase additional shares) (the "Second Secondary Offering"). Additionally, on September 10, 2025, the Institutional Investors closed another underwritten public offering of 18,000,000 shares of our common stock (the "Third Secondary Offering"). We did not sell any shares in these offerings or receive any proceeds from these offerings. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, dated as of June 10, 2024, by and among Waystar, the Institutional Investors, and certain other parties thereto, we paid $4.6 million in certain expenses on behalf of the selling stockholders related to these offerings for the year ended December 31, 2025, while the selling stockholders paid all applicable underwriting discounts and commissions.
Iodine Acquisition
On July 23, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Iodine through a series of mergers. Iodine is a trusted leader in AI-powered clinical intelligence, enhancing clinical documentation and accuracy, streamlining utilization management, and preventing revenue leakage before billing. This strategic move is expected to bolster our AI leadership, automate manual work, and improve financial performance for providers. The acquisition was completed on October 1, 2025 for a total purchase price of $1.26 billion. The consideration paid was approximately $638.9 million in cash consideration and 16,639,920 shares of common stock having a value of $37.31 per share, and certain adjustments as outlined in the Merger Agreement.
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
Timing and Number of Acquisitions
Since 2018, we have completed and successfully integrated ten acquisitions, one of which was Iodine that closed in the fourth quarter of 2025. The historical results of operations of our acquisitions are only included starting from the date of closing of such acquisition. As a result, our consolidated statements of operations for any given period during which an acquisition closed may not be comparable to future periods, which would include the results of operations of such acquisition for the entirety of such future period.
Impacts of Our Competitor’s Cybersecurity Attack
Following the February 2024 cybersecurity incident involving one of our competitors, more than 30,000 providers, including a significant number of large health systems and ambulatory providers, began adopting our solutions, and we were able to implement our solutions for many of these new clients in as little as 48 hours. This incident and our response to it generated approximately $11 million in additional revenue in the year ended December 31, 2025 and $34 million in additional revenue in the year ended December 31, 2024 due to increased win rates above our historically competitive rates and associated accelerated implementation timeline.
Impacts of the IPO
•Debt Repayment. In connection with the closing of the IPO, we repaid $909.1 million outstanding principal amount and $2.8 million accrued interest on our First Lien Credit Facility and incurred debt extinguishment costs of $9.8 million related to the write-off of unamortized debt issuance costs. On July 12, 2024, we utilized the additional proceeds from the underwriters’ exercise of the overallotment option, as well as cash on hand, to repay $110.9 million outstanding principal and $0.4 million accrued interest on our First Lien Credit Facility. The debt repayments will result in lower interest expense moving forward, partially offset by losses on extinguishment of debt in the period the debt repayment is made.
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
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue includes salaries, stock-based compensation, and benefits (“personnel costs”) for our team members who are focused on implementation, support, and other client-focused operations, as well as team members focused on enhancing and developing our platform. Cost of revenue also includes costs for third-party technology such as interchange fees and infrastructure related to the operations of our platform, including communicating and processing patient payments, and services to support the delivery of our solutions. Third-party costs for patient payments solutions are approximately 60% of the revenue generated from these solutions, while third-party costs for provider solutions are approximately 6% to 8% of the associated revenue, in each case, for the years ended December 31, 2025 and 2024.
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
Results of Operations for the Years Ended December 31, 2025 and 2024
The following discussion and analysis is for the year ended December 31, 2025, compared to the same period in 2024, unless otherwise stated. For a discussion and analysis of the year ended December 31, 2024, compared to the same period in 2023, please refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations

included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025.
The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Years ended December 31,
	2025			2024		2025 vs 2024 Change
($ in thousands)	($)	(%)		($)	(%)	($)	(%)
Revenue	$1,099,278	100.0%		$943,549	100.0%	$155,729	16.5%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	348,162	31.7		315,730	33.5	32,432	10.3
Sales and marketing	178,017	16.2		156,935	16.6	21,082	13.4
General and administrative	128,623	11.7		111,753	11.8	16,870	15.1
Research and development	54,623	5.0		48,775	5.2	5,848	12.0
Depreciation and amortization	140,548	12.8		186,631	19.8	(46,083)	(24.7)
Total operating expenses	849,973	77.3	`	819,824	86.9	30,149	3.7
Income from operations	249,305	22.7		123,725	13.1	125,580	101.5
Other expense
Interest expense	(74,063)	(6.7)		(141,762)	(15.0)	67,699	(47.8)
Related party interest expense	(3,479)	(0.3)		(4,508)	(0.5)	1,029	(22.8)
Income/(loss) before income taxes	171,763	15.6		(22,545)	(2.4)	194,308	NM
Income tax expense/(benefit)	59,674	5.4		(3,420)	(0.4)	63,094	NM
Net income/(loss)	$112,089	10.2%		$(19,125)	(2.0)%	$131,214	NM
Revenue

	Years ended December 31,
	2025		2024		2025 vs 2024 Change
($ in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue
Subscription revenue	$558,408	50.8%	$457,975	48.5%	$100,433	21.9%
Volume-based revenue	534,755	48.6	479,913	50.9	54,842	11.4
Services and other revenue	6,115	0.6	5,661	0.6	454	8.0
Total Revenue	$1,099,278	100.0%	$943,549	100.0%	$155,729	16.5%
Revenue was $1,099.3 million for the year ended December 31, 2025 as compared to $943.5 million for the year ended December 31, 2024, an increase of $155.7 million, or 16.5%, of which $100.4 million was attributed to subscription revenue from new and existing clients, almost all of which is generated by provider solutions. Included within this $100.4 million increase in subscription revenue was approximately $30 million of post-acquisition Iodine revenue. Another $54.8 million of the increase in revenues was attributed to volume-based revenue, primarily related to expansion of existing client usage and acquired clients, of which $21.2 million of the volume-based increase was generated by provider solutions and $33.6 million by patient payments solutions.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue was $348.2 million for the year ended December 31, 2025 as compared to $315.7 million for the year ended December 31, 2024, an increase of $32.4 million, or 10.3%. The increase was primarily driven by revenue growth. The increase consists of $19.7 million in increased costs stemming from higher transaction volume and associated third-party costs, including higher platform usage, of which approximately $23.0 million was third-party costs with payment solutions. In addition, there was an $11.0 million increase in personnel costs, net of capitalized expenses.

Sales and Marketing
Sales and marketing expense was $178.0 million for the year ended December 31, 2025 as compared to $156.9 million for the year ended December 31, 2024, an increase of $21.1 million, or 13.4%. The increase was driven by an increase in channel partner fees and amortization of the internal sales commission deferred contract costs assets of $15.1 million associated with revenue growth.
General and Administrative
General and administrative expense was $128.6 million for the year ended December 31, 2025 as compared to $111.8 million for the year ended December 31, 2024, an increase of $16.9 million, or 15.1%. The increase was driven by an increase in third party professional fees, including $14.7 million in costs related to the acquisition of Iodine.
Research and Development
Research and development expense was $54.6 million for the year ended December 31, 2025 as compared to $48.8 million for the year ended December 31, 2024, an increase of $5.8 million, or 12.0%. The increase was driven by higher personnel costs, net of capitalized expenses, of $5.0 million.
Depreciation and Amortization
Depreciation and amortization expense was $140.5 million for the year ended December 31, 2025, as compared to $186.6 million for the year ended December 31, 2024, a decrease of $46.1 million, or 24.7%. Due to the relocation of one of our offices, we reduced the useful life of the related finance lease and leasehold improvement assets, which represented $17.9 million of accelerated depreciation for the year ended December 31, 2024. Additionally, due to several intangible assets fully maturing in 2024, amortization decreased by $37.3 million, which was offset by $8.5 million of amortization of the new Iodine intangible assets acquired on October 1, 2025.
Interest Expense
Total interest expense was $77.5 million for the year ended December 31, 2025 as compared to $146.3 million for the year ended December 31, 2024, a decrease of $68.7 million, or 47.0%. The decrease was driven by the First Lien Credit Facility paydown during 2024 totaling $1.0 billion and the full paydown of the Second Lien Credit Facility.
Income Tax Expense/ (Benefit)
Income tax expense was $59.7 million for the year ended December 31, 2025, as compared to an income tax benefit of $3.4 million for the year ended December 31, 2024, an increase of $63.1 million. The increase was primarily driven by our net income/(loss) increase year over year, which was driven by an increase in operating net income and a decrease in interest expense for the year ended December 31, 2025. See explanations above for details.
Non-GAAP Financial Measures
We present adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per share as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes these non-GAAP financial measures are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate, and capital investments. Management uses these non-GAAP financial measures to make budgeting decisions, to establish discretionary annual incentive compensation, and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone provide.
Adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per share are not recognized terms under GAAP and should not be considered as an alternative to net income/(loss), net income/(loss) per share or net income/(loss) margin as measures of financial performance or cash provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. The presentations of these measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. A reconciliation is provided below for our non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
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
The following table presents a reconciliation of net income / (loss) to adjusted EBITDA and net income / (loss) margin to adjusted EBITDA margin for the years ended December 31, 2025 and 2024:

	Years ended December 31,
($in thousands)	2025	2024
Net income/(loss)	$112,089	$(19,125)
Interest expense	77,542	146,270
Income tax expense/(benefit)	59,674	(3,420)
Depreciation and amortization	140,548	186,631
Stock-based compensation expense	42,069	54,437
Acquisition and integration costs	21,074	859
Costs related to amended debt agreements	2,580	14,138
IPO and Secondary Offering related expenses	4,657	2,140
Other (a)	1,913	1,566
Adjusted EBITDA	$462,146	$383,496
Revenue	$1,099,278	$943,549
Net income/(loss) margin	10.2%	(2.0)%
Adjusted EBITDA margin	42.0%	40.6%
____________________________________
(a)For the year ended December 31, 2025, adjustments relate to additional lease costs due to the relocation of our Louisville office totaling $1.3 million and executive severance totaling $0.6 million. For the year ended December 31, 2024, adjustments relate to additional lease costs due to the relocation of our Louisville office.
Non-GAAP Net Income / (Loss) and Non-GAAP Net Income / (Loss) Per Share
We define non-GAAP net income as GAAP net income excluding the impact of stock-based compensation, acquisition and integration costs, asset and lease impairments, costs related to our IPO and Secondary Offerings, costs related to amended debt agreements and amortization of intangibles. The tax effects of the adjustments are calculated using a management estimated annual effective non-GAAP tax rate of 21%, which is based on our statutory federal tax rate and provides consistency across reporting periods by eliminating the effects of non-recurring and period specific items. Due to the differences in the tax treatment of items excluded from non-GAAP net income/(loss), our estimated tax rate on non-GAAP net income/(loss) may differ from GAAP tax rate.
Non-GAAP net income / (loss) per share is shown on both a basic and diluted basis and is defined as non-GAAP net income / (loss) divided by the basic or diluted weighted-average shares, respectively.

The following table presents a reconciliation of net income / (loss) to non-GAAP net income / (loss) and non-GAAP net income / (loss) per share for the years ended December 31, 2025 and 2024:

	Years ended December 31,
($in thousands)	2025	2024
Net income/(loss)	$112,089	$(19,125)
Stock-based compensation expense	42,069	54,437
Acquisition and integration costs	21,074	859
Costs related to amended debt agreements	2,580	14,138
IPO and Secondary Offering related expenses	4,657	2,140
Other (a)	1,913	19,445
Intangible amortization	118,609	147,887
Tax effect of adjustments	(40,089)	(50,170)
Non-GAAP net income/(loss)	$262,902	$169,611

Non-GAAP net income/(loss) per share:
Basic	$1.48	$1.13
Diluted	$1.42	$1.09
Weighted-average shares outstanding:
Basic	177,926,745	149,915,839
Diluted	184,783,285	155,677,094
____________________________________
(a)For the year ended December 31, 2025, adjustments relate to additional lease costs due to the relocation of our Louisville office totaling $1.3 million and executive severance totaling $0.6 million. For the year ended December 31, 2024, adjustments relate to additional lease costs of $1.6 million and accelerated depreciation of $17.9 million due to the relocation of our Louisville office.
Key Performance Metrics
Net Revenue Retention Rate
We also regularly monitor and review our Net Revenue Retention Rate.
The following table presents our Net Revenue Retention Rate for December 31, 2025 and 2024, respectively:

	Twelve months ended December 31,
($in thousands)	2025	2024
Net Revenue Retention Rate	112.0%	110.1%
Our Net Revenue Retention Rate compares 12 months of client invoices for our solutions at two period end dates. To calculate our Net Revenue Retention Rate, we first accumulate the total amount invoiced during the 12 months ending with the prior period-end, or Prior Period Invoices. We then calculate the total amount invoiced to those same clients for the 12 months ending with the current period-end, or Current Period Invoices. Current Period Invoices are inclusive of upsell, downsell, pricing changes, clients that cancel or chose not to renew, and discontinued solutions with continuing clients. The Net Revenue Retention Rate is then calculated by dividing the Current Period Invoices by the Prior Period Invoices. Our total invoices included in the analysis are greater than 98% of reported revenue. We use Net Revenue Retention Rate to evaluate our ongoing operations and for internal planning and forecasting purposes. Acquired businesses are included in the last-12 month Net Revenue Retention Rate in the ninth quarter after acquisition, which is the earliest point that comparable post-acquisition invoices are available for both the current and prior 12-month period. Included within our 2025 net revenue retention rate is the impact from the heightened win rates above our historically high rates and accelerated implementation timelines related to the cybersecurity incident of one of our competitors in February 2024.

Customer Count with >$100,000 Revenue
We also regularly monitor and review our count of clients who generate more than $100,000 of revenue.
The following table sets forth our count of clients who generate more than $100,000 of revenue for the periods presented:

	Year ended December 31,
(For the 12 month period ended)	2025	2024
Customer Count with > $100,000 Revenue	1,391	1,203
Our count of clients who generate more than $100,000 of revenue is based on an accumulation of the amounts invoiced to clients over the preceding 12 months. The invoices for acquired clients are included starting in the first full calendar quarter after the date of acquisition. Our customer count as of December 31, 2025 includes 44 clients from the Iodine acquisition.
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
On December 31, 2025 and 2024, we had restricted cash of $15.5 million and $22.4 million, respectively, which consists of cash deposited in lockbox accounts owned by us which are contractually required to be disbursed to participating clients on the following day, as well as cash collected on behalf of healthcare providers from patients that have not yet been remitted to providers. These funds payable are not available for our use and liquidity, and are offset on our balance sheet by an aggregated funds payable liability.
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

Cash Flows
Cash flows from operating, investing, and financing activities for the years ended December 31, 2025 and 2024, are summarized in the following table:

	Years ended December 31,		2025 vs 2024 Change
($in thousands)	2025	2024	Amount	Change
Net cash provided by operating activities	$309,673	$169,768	$139,905	82%
Net cash used by investing activities	(680,896)	(27,268)	(653,628)	2397%
Net cash provided by financing activities	243,450	16,654	226,796	1362%
Net increase in cash and restricted cash	$(127,773)	$159,154	$(286,927)	NM
Net Cash Provided by Operating Activities
Cash flows provided by operating activities were $309.7 million for the year ended December 31, 2025 as compared to $169.8 million for the year ended December 31, 2024. This increase was largely driven by increases in revenue and profits, decreases in cash paid for interest due to the multiple paydowns on our First Lien Credit Facility in 2024, and changes in working capital.
Net Cash Used in Investing Activities
Cash flows used in investing activities were $680.9 million for the year ended December 31, 2025 as compared to $27.3 million for the year ended December 31, 2024. This increase was primarily due to the $629.5 million of cash used in the Iodine acquisition during the year ended December 31, 2025 (see Part II, Item 8, “Financial Statements—Note 7”). Additionally, they also increased due to the net impact of purchases and sales of investment securities during the year ended December 31, 2025.
Net Cash Provided By Financing Activities
Cash flows provided by financing activities were $243.5 million for the year ended December 31, 2025 as compared to $16.7 million for the year ended December 31, 2024. The increase was due to the decrease in number of payments on our debt compared to the prior period (see Part II, Item 8, “Financial Statements—Note 13”), as well as an increase in proceeds from issuance of common stock from employee equity plans. These increases were partially offset by a decrease due to the proceeds from our IPO net of third-party IPO issuance costs (see Part II, Item 8, “Financial Statements—Note 1”) during the year ended December 31, 2024, as well as the issuance of debt, net of creditor fees (see Part II, Item 8, “Financial Statements—Note 13) in the prior period. Also driving a decrease is the settlement on our Louisville office lease during the year ended December 31, 2025 (see Part II, Item 8, “Financial Statements—Note 10).
Indebtedness
First Lien Credit Facilities
Our indirect wholly-owned subsidiary, Waystar Technologies, Inc., a Delaware corporation (the “Borrower”), is the Borrower under a first lien credit agreement, originally dated as of October 22, 2019 (as amended from time to time, the “First Lien Credit Agreement”). As of December 31, 2025, the agreement includes a term loans totaling $1,401.2 million outstanding, as well as a Revolving Credit Facility with a borrowing capacity of $500.0 million.
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
On June 27, 2024, the Borrower and certain lenders amended the First Lien Credit Agreement to, among other things, reprice the outstanding balance to an interest rate of 2.75% per annum above the SOFR rate with a minimum base of 0.00%.

On December 30, 2024, the Borrower and certain lenders amended the First Lien Credit Agreement to, among other things, (i) fully refinance the Borrower’s $1,17 billion aggregate outstanding principal amount of term loans under the Existing Credit Agreement with replacement term loans bearing reduced interest at a rate per annum equal to, at the election of the Borrower, either (a) Adjusted Term SOFR (as defined in the First Lien Credit Agreement) subject to a floor of 0.00%, plus an applicable rate of 2.25% (compared to the previous applicable rate of 2.75%) or (b) the Alternate Base Rate (as defined in the First Lien Credit Agreement) subject to a floor of 1.00%, plus an applicable rate of 1.25% (compared to the previous applicable rate of 1.75%), (ii) increase the maximum borrowing capacity under the Revolving Credit Facility from $342.5 million to $400.0 million and (iii) reduce the interest rates under the Revolving Credit Facility to (a) Adjusted Term SOFR, plus an initial applicable rate of 1.75% (compared to the previous applicable rate of 2.25%) with adjustments to an applicable rate between 1.75% and 2.50% and (b) the Alternate Base Rate, plus an initial applicable rate of 0.75% (compared to the previous applicable rate of 1.25%) with adjustments to an applicable rate between 0.75% and 1.50%. Such adjustments will depend on the achievement of certain leverage ratios specified in the First Lien Credit Agreement.
On August 12, 2025, we executed the Eleventh Amendment on the First Lien Credit Agreement whereby the outstanding balance was repriced bearing an interest rate of 2.00% per annum above the SOFR rate with a minimum base of 0.00%.
On October 1, 2025, we entered into the Twelfth Amendment to the First Lien Credit Agreement to increase our First Lien Credit Facility by $250.0 million. Additionally, the amendment increased the maximum borrowing capacity under the revolving credit facility from $400.0 million to $500.0 million and decreased the interest rate under the Revolving Credit Facility from 1.75% per annum above SOFR to 1.50% per annum above SOFR.
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
Borrowings under the First Lien Credit Agreement currently bear interest at a 1.00% for alternate base rate ("ABR") loans and 2.00% for Adjusted Term SOFR loans under the first lien term loans. Borrowings under the First Lien Credit Agreement currently bear an interest rate per annum between 1.50% and 2.25% plus SOFR under the Revolving Credit Facility, depending on the applicable first lien leverage ratio.
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
The Borrower is required to repay installments on the first lien term loans in quarterly principal amounts equal to approximately $3.5 million on the last business day of each March, June, September, and December of each year, with the balance payable on October 22, 2029. Additionally, the entire principal amount of revolving loans outstanding (if any) under the Revolving Credit Facility are due and payable in full at maturity on October 6, 2028, subject to the Springing Maturity Condition, on which day the revolving credit commitments thereunder will terminate.
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
As of December 31, 2025, we had $1,401.2 million of outstanding borrowings on the first lien term loan and $500 million of availability under the Revolving Credit Facility under the First Lien Credit Agreement, and outstanding letters of credit of $0 million under the First Lien Credit Agreement. As of December 31, 2025 and 2024, we were in compliance with the covenants under the First Lien Credit Agreement.
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
Receivables Facility
On August 13, 2021, the Borrower, as servicer, and Waystar RC LLC, a wholly-owned “bankruptcy remote” special purpose vehicle, as “Receivables Borrower”, entered into a receivables financing agreement (the “Receivables Financing Agreement”). As of December 31, 2025, Receivables Financing agreement has an interest rate of 1.61% per annum above SOFR. All amounts outstanding under the Receivables Financing Agreement are collateralized by substantially all of the accounts receivables and unbilled revenue of the Receivables Borrower. The current maturity date is October 31, 2026.
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
As of December 31, 2025, the Receivables Borrower had $80 million in outstanding borrowings under the Receivables Financing Agreement. As of December 31, 2025 and 2024, we were in compliance with the covenants under the Receivables Financing Agreement.
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
The principal versus agent evaluation is a matter of judgment that depends on the facts and circumstances of the arrangement and is dependent on whether we control the good or service before it is transferred to the client or whether we are acting as an agent of a third party. This evaluation is performed separately for each performance obligation identified. For the majority of our contracts, we are considered the principal in the transaction with the client and recognize revenue gross of any related channel partner fees or costs. We have certain agency arrangements where third parties control the goods or services provided to a client, and we recognize revenue net of any fees owed to these third parties.
Goodwill and Long-Lived Assets
Goodwill and long-lived assets comprise 91.7% of our total assets as of December 31, 2025. Goodwill represents the excess of consideration paid over the estimated fair value of the net intangible and identifiable intangible assets acquired in business combinations. We evaluate goodwill for impairment annually on October 1st or whenever there is an impairment indicator. Potential impairment indicators may include, but are not limited to, the results of our most recent annual or interim impairment testing, downward revisions to internal forecasts, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management and key personnel, changes in composition or carrying amount of net assets, and changes in share price.
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
For our annual goodwill impairment test during the year ended December 31, 2025, we elected to perform a qualitative assessment. Our assessment of relevant events and circumstances was designed to indicate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The assessment considered whether or not we observed changes in market conditions within the industry and macroeconomy, changes in cost factors which could result in a negative effect on earnings or financial performance of the reporting unit, such as negative or declining cash flows compared to prior period results, and other entity-specific events or conditions impacting the reporting unit. There were no indicators that it was more likely than not that the fair value of the asset did not exceed its carrying value. In connection with our goodwill impairment testing performed as of December 31, 2025, 2024, and 2023, we concluded that there was no impairment to goodwill.
Prior assessments have indicated that the fair value exceeds the carrying value for the reporting unit with reasonable headroom and no indication of impairment. However, we elect to perform a goodwill impairment test utilizing a quantitative approach every fourth year in order to calculate a new fair value “base” to which future qualitative tests can be compared. Our most recent quantitative assessment was performed as of October 1, 2024. We utilized both an income approach and market approach to calculate a fair value of our single reporting unit, Waystar, and compared that value to our carrying value as of October 1, 2024. As a result of this analysis, our fair value under each method exceeded our carrying value and therefore, no impairment was recorded.
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
Business Combinations
The results of businesses acquired in business combinations are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. The purchase price allocation process requires management to make significant judgment and estimates, including the selection of valuation methodologies, estimates of future expected cash flows, future revenue growth, margins, customer attrition rates, technology life, royalty rates, expected use of acquired assets, and discount rates. These factors are also considered in determining the useful life of the acquired intangible assets. These estimates are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in business combinations.
Recent Accounting Pronouncements
Refer to Part II, Item 8, “Financial Statements—Note 2 (Summary of Significant Accounting Policies)”.

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk
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
Interest Rate Risk
Our exposure to interest rate risk is related to our First Lien Credit Facility, which bears interest at SOFR plus 2.00% as of December 31, 2025. A hypothetical 100 basis point increase or decrease in the current effective rate would have had an impact on our interest expense of approximately $13.2 million for the year ended December 31, 2025.
In order to limit exposure to risk, we maintain derivative instruments with creditworthy institutions to hedge against changing interest rate fluctuations. We utilize interest rate swap contracts and other non- derivative hedging instruments to manage such risk.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Waystar Holding Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Waystar Holding Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition date fair value of customer relationship intangible asset
As discussed in Note 7 to the consolidated financial statements, on October 1, 2025, the Company completed the acquisition of Iodine Software Holdings, Inc. for an aggregate purchase price of approximately $1,259.8 million. The Company applied the acquisition method of accounting and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As a result of the transaction, the Company recorded a customer relationship intangible asset at a preliminary fair value of $290.6 million valued using the multi-period excess earnings method.
We identified the evaluation of the acquisition-date fair value of the customer relationship intangible asset as a critical audit matter. Subjective auditor judgment was required to evaluate the revenue forecast used to estimate the acquisition-date fair value of the customer relationship intangible asset. Changes in the revenue forecast could have had a significant impact on the acquisition-date fair value of the intangible asset.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company's process to estimate the acquisition-date fair value of the customer relationship intangible asset. This included a control related to the determination of the revenue forecast. We evaluated the revenue forecast by comparing it to the historical financial results of the acquired company and relevant market data.

/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
Indianapolis, Indiana
February 16, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Waystar Holding Corp.:
Opinion on the Consolidated Financial Statements
We have audited Waystar Holding Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2026 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Iodine Software Holdings, Inc. (Iodine) during 2025, and management excluded the entity from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. The total assets and revenue of Iodine represented $1,397.7 million and $31.0 million of the consolidated total assets and the consolidated total revenue of the Company, respectively, as of and for the fiscal year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Iodine Software Holdings, Inc..
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

Indianapolis, Indiana
February 16, 2026

Waystar Holding Corp.
Consolidated Balance Sheets (in Thousands, Except for Share and Per Share Data)
As of December 31, 2025 and 2024

	2025	2024
Assets
Current assets
Cash and cash equivalents	$61,355	$182,133
Restricted cash	15,454	22,449
Investment securities	24,877	—
Accounts receivable, net of allowance of $6,170 as of December 31, 2025 and $5,885 as of December 31, 2024	177,037	145,235
Income tax receivable	6,437	2,838
Prepaid expenses	20,078	14,414
Other current assets	3,174	3,972
Total current assets	308,412	371,041
Property, plant and equipment, net	51,649	46,731
Operating lease right-of-use assets, net	12,972	10,820
Intangible assets, net	1,292,839	1,039,049
Goodwill	4,016,818	3,019,999
Deferred costs	93,951	82,815
Other long-term assets	8,459	6,549
Total assets	$5,785,100	$4,577,004
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$50,949	$47,365
Accrued compensation	40,942	31,589
Aggregated funds payable	15,104	22,059
Other accrued expenses	22,990	15,930
Deferred revenue	67,855	10,527
Current portion of long-term debt	13,537	11,311
Related party current portion of long-term debt	657	357
Current portion of operating lease liabilities	6,029	5,591
Current portion of finance lease liabilities	—	904
Total current liabilities	218,063	145,633
Long-term liabilities
Deferred tax liability	211,320	100,523
Long-term debt, net, less current portion	1,394,523	1,185,411
Related party long-term debt, net, less current portion	64,186	35,211
Operating lease liabilities, net of current portion	11,994	13,133
Finance lease liabilities, net of current portion	—	11,290
Deferred revenue - long-term	5,496	5,739
Other long-term liabilities	692	278
Total liabilities	1,906,274	1,497,218
Commitments and contingencies (Note 21)
Stockholders’ equity
Preferred stock 0.01 par value - 100,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; zero shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock 0.01 par value - 2,500,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 191,587,193 and 172,108,240 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,916	1,722
Additional paid-in capital	3,986,353	3,298,083
Accumulated other comprehensive income (loss)	(632)	881
Accumulated deficit	(108,811)	(220,900)
Total stockholders’ equity	3,878,826	3,079,786
Total liabilities and stockholders’ equity	$5,785,100	$4,577,004
The accompanying notes are an integral part of these audited consolidated financial statements.

Waystar Holding Corp.
Consolidated Statements of Operations (in Thousands, Except for Share and Per Share Data)

	Years ended December 31,
	2025	2024	2023
Revenue	$1,099,278	$943,549	$791,010
Operating expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	348,162	315,730	249,767
Sales and marketing	178,017	156,935	124,437
General and administrative	128,623	111,753	62,924
Research and development	54,623	48,775	35,332
Depreciation and amortization	140,548	186,631	176,467
Total operating expenses	849,973	819,824	648,928
Income from operations	249,305	123,725	142,083
Other expense
Interest expense, net	(74,063)	(141,762)	(198,309)
Related party interest expense	(3,479)	(4,508)	(7,608)
Income/(loss) before income taxes	171,763	(22,545)	(63,834)
Income tax expense / (benefit)	59,674	(3,420)	(12,500)
Net income/(loss)	$112,089	$(19,125)	$(51,334)
Net income/(loss) per share:
Basic	$0.63	$(0.13)	$(0.42)
Diluted	$0.61	$(0.13)	$(0.42)
Weighted-average shares outstanding:
Basic	177,926,745	149,915,839	121,675,430
Diluted	184,783,285	149,915,839	121,675,430

The accompanying notes are an integral part of these audited consolidated financial statements.

Waystar Holding Corp.
Consolidated Statements of Comprehensive Income/(Loss) (in Thousands)

	Years ended December 31,
	2025	2024	2023
Net income/(loss)	$112,089	$(19,125)	$(51,334)
Other comprehensive income/(loss), before tax:
Interest rate swaps and cap	(1,996)	(19,728)	(18,651)
Available-for-sale securities	(3)	$—	$—
Income tax effect:
Interest rate swaps and cap	485	4,807	4,615
Available-for-sale securities	1	—	—
Other comprehensive income/(loss), net of tax	(1,513)	(14,921)	(14,036)
Comprehensive income/(loss), net of tax	$110,576	$(34,046)	$(65,370)
___________________________________________________
(1)Amounts reclassified out of accumulated other comprehensive income/(loss) into net interest expense included $4,446, $29,175 and $31,386 for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)The income tax effects of amounts reclassified out of accumulated other comprehensive income/(loss) were $(1,094), $(7,084) and $(7,620) for the years ended December 31, 2025, 2024, and 2023, respectively.
The accompanying notes are an integral part of these audited consolidated financial statements.

Waystar Holding Corp.
Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Twelve months ended December 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2024	172,108,240	$1,722	$3,298,083	$881	$(220,900)	$3,079,786
Share-based compensation	—	—	41,850	—	—	41,850
Issuance of common stock under employee equity plans	2,839,033	27	25,752	—	—	25,779
Common stock issued related to acquisition (see Note 7)	16,639,920	167	620,668	—	—	620,835
Net income	—	—	—	—	112,089	112,089
Other comprehensive income (loss)	—	—	—	(1,513)	—	(1,513)
Balances at December 31, 2025	191,587,193	$1,916	$3,986,353	$(632)	$(108,811)	$3,878,826

	Twelve months ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2023	121,679,902	$1,217	$2,234,688	$15,802	$(201,775)	$2,049,932
Stock-based compensation	—	—	54,943	—	—	54,943
Issuance of common stock under employee equity plans	392,016	6	1,677	—	—	1,683
Repurchase of shares	(22,688)	(1)	(843)	—	—	(844)
Capital distributions	—	—	(99)	—	—	(99)
Issuance of common stock in initial public offering (inclusive of underwriters’ exercise of the overallotment option on July 5, 2024), net of issuance costs	50,059,010	500	1,007,717	—	—	1,008,217
Net loss	—	—	—	—	(19,125)	(19,125)
Other comprehensive income (loss)	—	—	—	(14,921)	—	(14,921)
Balances at December 31, 2024	172,108,240	$1,722	$3,298,083	$881	$(220,900)	$3,079,786

	Twelve months ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2022	121,670,948	$1,217	$2,225,618	$29,838	$(150,441)	$2,106,232
Stock-based compensation	—	—	8,848	—	—	8,848
Issuance of common stock under employee equity plans	26,268	1	424	—	—	425
Repurchase of shares	(17,314)	(1)	(687)	—	—	(688)
Capital distributions	—	—	485	—	—	485
Net loss	—	—	—	—	(51,334)	(51,334)
Other comprehensive income (loss)	—	—	—	(14,036)	—	(14,036)
Balances at December 31, 2023	121,679,902	$1,217	$2,234,688	$15,802	$(201,775)	$2,049,932
The accompanying notes are an integral part of these audited consolidated financial statements.

Waystar Holding Corp.
Consolidated Statements of Cash Flows (in Thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income/(loss)	$112,089	$(19,125)	$(51,334)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	140,548	186,631	176,467
Stock-based compensation	42,069	54,437	8,848
Provision for bad debt expense	3,320	2,669	2,419
Loss on extinguishment of debt	821	20,611	393
Loss on lease termination	838	—	—
Deferred income taxes	45,222	(59,135)	(61,665)
Amortization of debt discount and issuance costs	2,697	3,946	10,471
Other	154	(99)	485
Changes in:
Accounts receivable	(7,324)	(21,816)	(16,714)
Income tax refundable	(16,993)	3,973	(2,459)
Prepaid expenses and other current assets	(1,947)	(2,322)	(9,705)
Deferred costs	(10,866)	(16,497)	(14,189)
Other long-term assets	(2,376)	(472)	(1,664)
Accounts payable and accrued expenses	8,932	18,228	11,920
Deferred revenue	(4,658)	(842)	(167)
Operating lease right-of-use assets and lease liabilities	(2,853)	(419)	(1,691)
Other long-term liabilities	—	—	45
Net cash provided by operating activities	309,673	169,768	51,460
Cash flows from investing activities
Purchase of property and equipment and capitalization of internally developed software costs	(26,481)	(27,268)	(21,517)
Acquisitions, net of cash and cash equivalents acquired	(629,535)	—	(40,000)
Purchase of investment securities	(231,324)	—	—
Proceeds from sale of investment securities	206,444	—	—
Net cash used in investing activities	(680,896)	(27,268)	(61,517)
Cash flows from financing activities
Change in aggregated funds liability	(6,955)	12,399	2,105
Proceeds from equity offering, net of underwriting discounts	—	1,017,074	—
Payments of third-party IPO issuance costs	—	(3,407)	—
Repurchase of shares	—	(844)	(688)
Proceeds from issuance of common stock from employee equity plans	25,779	1,683	425
Proceeds from issuances of debt, net of creditor fees	390,140	576,060	20,000
Payments on debt	(152,440)	(1,584,080)	(37,983)
Third-party fees paid in connection with issuance of new debt	(42)	(1,410)	(219)
Finance lease liabilities paid	(13,032)	(821)	(791)
Net cash provided by (used in) financing activities	243,450	16,654	(17,151)
Increase/(decrease) in cash and cash equivalents during the period	(127,773)	159,154	(27,208)
Cash and cash equivalents and restricted cash–beginning of period	204,582	45,428	72,636
Cash and cash equivalents and restricted cash–end of period	$76,809	$204,582	$45,428
Supplemental disclosures of cash flow information
Interest paid	$81,666	$122,771	$193,003
Cash taxes paid (refunds received), net	32,418	51,100	51,449
Non-cash investing and financing activities
Fixed asset purchases in accounts payable	280	283	1,091
Unpaid third-party IPO issuance costs	—	15	—
Common stock issued in connection to acquisitions (see Note 7)	620,835	—	—
Reconciliation of Balance Sheet Cash Accounts to Cash Flow Statement
Balance sheet
Cash and cash equivalents	61,355	182,133	35,580
Restricted cash	15,454	22,449	9,848
Total	76,809	204,582	45,428
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
Risks and Uncertainties — We are subject to risks common to companies in similar industries, including, but not limited to, our operation in a highly competitive industry; our ability to retain our existing clients and attract new clients; our ability to successfully execute on our business strategies in order to grow; our ability to accurately assess the risks related to acquisitions and successfully integrate acquired businesses, including the acquisition of Iodine; our ability to establish and maintain strategic relationships; the growth and success of our clients and overall healthcare transaction volumes; consolidation in the healthcare industry; our selling cycle of variable length to secure new client agreements; our implementation cycle that is dependent on our clients’ timing and resources; our dependence on our senior management team and certain key employees, and our ability to attract and retain highly skilled employees; the accuracy of the estimates and assumptions we use to determine the size of our total addressable market; our ability to develop and market new solutions, or enhance our existing solutions, to respond to technological changes or evolving industry standards; the interoperability, connectivity, and integration of our solutions with our clients’ and their vendors’ networks and infrastructures; the performance and reliability of internet, mobile, and other infrastructure; the consequences if we cannot obtain, process, use, disclose, or distribute the highly regulated data we require to provide our solutions; our reliance on certain third-party vendors and providers.
On occasion, we enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent, or other intellectual property infringement claim by any third party with respect to its technology. The terms of these indemnification agreements are generally perpetual any time after the execution of the agreement. The maximum potential future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in the future but have not yet been made. Historically, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
We have entered into agreements with our directors or officers that may require us to indemnify them against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from their willful misconduct.
No liability associated with such indemnifications was recorded as of December 31, 2025 and December 31, 2024.
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
Secondary Offerings
On February 24, 2025, the Institutional Investors closed an underwritten public offering of 23,000,000 shares of our common stock (inclusive of the underwriters’ option to purchase additional shares) (the “First Secondary Offering”). On May 15, 2025, the Institutional Investors closed another underwritten public offering of 14,375,000 shares of our common stock (inclusive of the underwriters' option to purchase additional shares) (the "Second Secondary Offering"). Additionally on September 10, 2025, the Institutional Investors closed another underwritten public offering of 18,000,000 shares of our common stock (the "Third Secondary Offering"). We did not sell any shares in these offerings or receive any proceeds from these offerings. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, dated as of June 10, 2024, by and among Waystar, the Institutional Investors, and certain other parties thereto, we paid $4.6 million in certain expenses on behalf of the selling stockholders related to these offerings for the twelve months ended December 31, 2025, while the selling stockholders paid all applicable underwriting discounts and commissions.
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
Our contracts with clients typically include various combinations of our software solutions. Determining whether such software solutions are considered distinct performance obligations that should be accounted for separately versus together requires significant judgment. Specifically, judgment is required to determine whether access to our SaaS solutions is distinct from other services and solutions included in an arrangement.

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
The principal versus agent evaluation is a matter of judgment that depends on the facts and circumstances of the arrangement and is dependent on whether we control the good or service before it is transferred to the client or whether we are acting as an agent of a third party. This evaluation is performed separately for each performance obligation identified. For the majority of our contracts, we are considered the principal in the transaction with the client and recognize revenue gross of any related channel partner fees or costs. We have certain agency arrangements where third parties control the goods or services provided to a client, and we recognize revenue net of any fees owed to these third parties.
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
Contract Costs
Incremental Costs of Obtaining a Contract
Incremental costs of obtaining a contract primarily include commissions paid to our internal sales personnel. We consider all such commissions to be both incremental and recoverable since they are only paid when a contract is secured. These capitalized costs are amortized on a straight-line basis over the expected period of benefit, which is determined based on the average customer life, which includes anticipated renewals of contracts. As of December 31, 2025 and 2024, the total unamortized costs reported as deferred costs on our balance sheet amounted to $32.4 million and $29.0 million, respectively, for internal sales commissions. For the years ended December 31, 2025, 2024, and 2023, amortization related to the sales commission asset was $13.0 million, $10.7 million, and $7.6 million, respectively. The aforementioned amortization amounts are included in sales and marketing in our consolidated statements of operations.
Costs to Fulfill a Contract
We capitalize costs incurred to fulfill contracts that i) relate directly to the contract, ii) are expected to generate resources that will be used to satisfy performance obligations under the contract, and iii) are expected to be recovered through revenue generated under the contract. Costs incurred to implement clients on our solutions (e.g., direct labor) are capitalized and amortized on a straight-line basis over the estimated customer life if we expect to recover those costs. As of December 31, 2025 and 2024, the total unamortized costs reported as deferred costs on our balance sheet amounted to $61.6 million and $53.8 million, respectively, for fulfillment costs. For the years ended December 31, 2025, 2024, and 2023, amortization related to the fulfillment cost asset was $16.2 million, $12.3 million, and $8.8 million, respectively. The aforementioned amortization amounts are included in the costs of revenue in our consolidated statements of operations.
There were no impairment losses relating to deferred costs for the years ended December 31, 2025, 2024 and 2023.
Channel Partners
We account for fees paid to channel partners within sales and marketing expenses in the accompanying statements of operations. For the years ended December 31, 2025, 2024, and 2023, we recorded fees to all channel partners of $77.9 million, $65.3 million and $52.3 million, respectively. As we are primarily responsible for contracting with and fulfilling contracts for the end user, we record revenue gross of related channel partner fees.
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
Changes in the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2025	2024
Beginning balance	$(5,885)	$(5,335)
Provision for losses on receivables	(3,320)	(2,669)
Write-offs	4,001	2,792
Recoveries	(966)	(673)
Ending balance	$(6,170)	$(5,885)
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
Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Refer to Note 8 for more information on property and equipment.
Software licenses and maintenance contracts
Software licenses and prepaid software maintenance contracts are accounted for as prepaid expenses and are amortized over the related service period, which is typically 12 months or less. In instances where contracts exceed 12 months, a portion of the contract is recorded as other long-term assets. As of December 31, 2025 and 2024, total unamortized costs of $9.2 million and $7.2 million, respectively, were included in prepaid expenses. As of December 31, 2025 and 2024, total unamortized costs of $0.8 million and $0.1 million, respectively, were included in other long-term assets.

Long-Lived Assets
Long-lived assets are amortized over their useful lives. We evaluate the remaining useful life of long-lived assets periodically to determine if events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We measure the recoverability of these assets by comparing the carrying amount of the asset group to the future undiscounted cash flows the assets are expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of the asset groups, then the carrying amount of such assets is reduced to fair value. Refer to Notes 8, 9, and 10 for more information on long-lived assets.
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
We account for goodwill under the provisions of ASC 350, Intangibles—Goodwill and Other. Goodwill is evaluated for impairment annually on October 1st or whenever there is an impairment indicator. There was no impairment to goodwill during the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 9 for more information on goodwill.
Deferred Offering Costs
We capitalize within other assets certain legal, accounting, and other third-party fees that are directly related to our in-process equity financings, including the planned IPO, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off to operating expenses. Through June 6, 2024, the effective date of the Prospectus for our IPO, we had capitalized $8.8 million of deferred offering costs, which were recorded in stockholders' equity upon the completion of the IPO (see Note 1). There were no deferred offering costs capitalized as of both December 31, 2025 and 2024.
Capitalized software development costs
We capitalize internal-use software costs under the provisions of ASC 350 which includes costs incurred in connection with the development of new software solutions and enhancements to existing software solutions that are expected to result in increased functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once the software has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is complete and available for general release. Capitalized software development costs are recorded in property and equipment and are amortized on a straight-line basis over their estimated useful life of two years. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of capitalized software development costs for the years ended December 31, 2025, 2024 and 2023.
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
Derivative instruments
We hold three interest rate swaps with one maturing on January 31, 2026 and two maturing on March 31, 2027, as well as an interest rate cap maturing on April 30, 2026. We held one interest rate swap that matured on October 31, 2024 and two interest rate swaps that matured on November 30, 2022 designated as cash flow hedges to a portion of our outstanding debt. At inception and on an ongoing basis, we assess whether our swaps qualify for hedge accounting. These interest rate swaps have been deemed highly effective under ASC 815 so they meet the hedge accounting treatment criteria and qualify for hedge accounting. The swaps have been recorded on the balance sheet at fair value as either assets or liabilities and any changes to the fair value are recorded through accumulated other comprehensive income and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. Cash flows from interest rate swaps are reported in the same category as the cash flows from the items being hedged.
Fair value of financial instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a three-level hierarchy that prioritizes the inputs used to measure fair value. The three levels of the hierarchy are defined as follows:
•Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets and liabilities in active markets.
•Level 2—Include other inputs that are directly or indirectly observable in the marketplace.
•Level 3—Unobservable inputs which are supported by little or no market activity.
As of December 31, 2025 and 2024, the carrying value of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. Swaps are Level 2 instruments whose fair value is derived from discounted cash flows adjusted for nonperformance risk.
Investment securities
Our short-term investments, which consist of debt securities, are stated at fair value. These debt securities have been categorized as available-for-sale and classified as current assets given their maturity date is 12 months or less. Unrealized holding gains and losses for debt securities, net of applicable deferred taxes, are included in other comprehensive income or loss as a component of stockholders’ equity until realized from a sale or an expected credit loss is recognized. For the purpose of determining realized gross gains and losses for debt securities sold, that are included as a component of interest income/(expense) in the consolidated statements of income, the cost of investment securities sold is based upon specific identification. We recorded $2.1 million of interest income on investment securities for the year ended December 31, 2025, within “Other expense” of our statements of operations. We recorded no interest income on investment securities for the years ended December 31, 2024 and 2023.
Under the current expected credit losses model, expected losses on available for sale debt securities are recognized through an allowance for credit losses rather than as reductions in the amortized cost of securities. For debt securities whose fair value is less than their amortized cost, which we do not intend to sell or are not required to sell, we evaluate the expected cash flows to be received as compared to amortized cost and determine if an expected credit loss has occurred. In the event of any expected credit loss, only the amount of impairment associated with the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income. To the extent we have the intent to sell the debt security, or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.
There were no impairment losses relating to our investment securities during the periods presented.
Stock-based compensation
We measure and recognize compensation expense for all stock-based payment awards made to employees and members of the Board of Directors based on estimated fair values and when vesting criteria is assessed as probable of being achieved. We utilize the straight-line vesting method to recognize compensation expense for all service-based payment awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. Such expense consists of stock-based compensation expense related to stock option grants to employees and directors. See Note 18 for additional information.
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
Advertising costs
We expense advertising costs as incurred. Advertising expense amounted to approximately $14.7 million, $12.5 million, and $10.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Income taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Any change in the valuation allowance is charged to income tax expense in the period such determination was made. Deferred tax balances are presented as noncurrent liabilities. See Note 11 for additional information.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023 - 09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities, the ASU will be effective for annual periods beginning after

December 15, 2024. We adopted ASU 2023-09 during the year ended December 31, 2025 on a full retrospective basis. Refer to Note 11 for further details.

In November 2023, the FASB issued ASU 2023 - 07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. For public business entities, the ASU was effective for annual periods beginning after December 15, 2023. We adopted ASU 2023-07 on a retrospective basis during the year ended December 31, 2024. Refer to Note 4 for further details.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU 2025-11, an update to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. For public companies, the update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the effect of the adoption of this amendment on our consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, an update to ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." Consistent with the original objective of ASU 2017-12, the objective of this update is to more closely align hedge accounting with the economics of an entity's risk management activity. The amendments included in the five issues addressed in this update are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. For public companies, the new guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. We are currently evaluating the effect of the adoption of this amendment on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” to modernize the accounting guidance for the costs to develop software for internal use. The new guidance amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. The new guidance will be effective for all entities for annual periods beginning after December 15, 2027. Early adoption is permitted. The guidance can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis. We are currently evaluating the effect of the adoption of this amendment on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—
Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard is intended to benefit investors by providing more detailed information about expenses that is critically important in understanding an entity’s performance, assessing an entity’s prospects for future cash flows, and comparing an entity’s performance over time and with that of other entities. For public companies, this ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the effect of the adoption of this amendment on our consolidated financial statements.
3.    Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by revenue type and the timing of revenue recognition (in thousands):

		Years ended December 31,
	Recognition	2025	2024	2023
Subscription revenue	Over time	$558,408	$457,975	$401,013
Volume-based revenue	Over time	534,755	479,913	386,276
Implementation services and other revenue	Various	6,115	5,661	3,721
Total revenues		$1,099,278	$943,549	$791,010

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
The following table presents activity impacting deferred revenue balances (in thousands):

	Years ended December 31,
	2025	2024	2023
Beginning balance	$16,266	$17,108	$16,454
Revenue recognized (a)	(21,330)	(10,917)	(9,900)
Additional amounts deferred	16,672	10,075	10,554
Deferred revenue assumed as part of acquisitions (see Note 7)	61,743	—	—
Ending balance	$73,351	$16,266	$17,108
(a) For the year ended December 31, 2025, $10.8 million of revenue was recognized from the acquired Iodine deferred revenue (see Note 7).
Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the next 12 months and greater than 12 months was $78.6 million and $37.8 million, respectively. Included in the aforementioned amounts to be recognized is the impact from the Iodine acquisition (see Note 7), which was $26.4 million to be recognized for the next 12 months and $23.5 million to be recognized in greater than 12 months.
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

	Years ended December 31,
($in thousands)	2025	2024	2023
Total Revenue	$1,099,278	$943,549	$791,010
Less:
Materials and connectivity	244,993	225,333	173,077
Labor and associated expenses	103,169	90,397	76,690
Research & development	54,623	48,775	35,332
Sales and marketing	178,017	156,935	124,437
General and administrative	128,623	111,753	62,924
Depreciation	21,938	38,744	17,062
Amortization	118,610	147,887	159,405
Interest and non-operating expenses, net	77,542	146,270	205,917
Income tax expense/(benefit)	59,674	(3,420)	(12,500)
Segment net income/(loss)	$112,089	$(19,125)	$(51,334)
Consolidated net income/(loss)	$112,089	$(19,125)	$(51,334)
See Note 8 for segment assets by major asset class.
5. Investment Securities
The following table summarizes the unrealized positions for our investment securities classified as available-for-sale fixed-maturity debt securities, disaggregated by class of instrument (in thousands) as of December 31, 2025.

	Amortized Cost	Allowances for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Available-for-sale fixed-maturity securities
Commercial Paper	$12,439	$—	$—	$4	$12,435
U.S. Treasury Bills	7,459	—	1	—	7,460
U.S. Government Agencies	4,982	—	—	—	4,982
Total	$24,880	$—	$1	$4	$24,877

We did not own any investment securities as of December 31, 2024.
6.    Fair Value Measurements and Disclosures
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
December 31, 2025
Available-for-sale fixed-maturity securities
Commercial paper	Investment securities	$12,439	$—	$12,439	$—
U.S. Treasury Bills	Investment securities	$7,459	$—	$7,459	$—
U.S. Government Agencies	Investment securities	$4,982	$—	$4,982	$—
Money market funds	Cash and cash equivalents	$25,292	$25,292	$—	$—
Other financial assets:
Interest rate cap	Other current assets	$274	$—	$274	$—
Other financial liabilities:
Interest rate swaps	Other accrued expenses	$621	$—	$621	$—
Interest rate swaps	Other long-term liabilities	$414	$—	$414	$—
December 31, 2024
Other financial assets:
Interest rate swaps	Other current assets	$1,127	$—	$1,127	$—
Interest rate swaps	Other long-term assets	$22	$—	$22	$—
The fair values of our interest rate swaps are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps, as well as considering published discount factors, and projected SOFR curve. The fair value of long-term debt was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities. The carrying value of our First Lien Credit Facility was $1,401.2 million and $1,163.5 million compared to a fair value of $1,408.3 million and $1,169.4 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, there is no balance for our second lien term loan facility given the paydown outlined below in Note 13. There were no transfers in or out of Level 3 during the periods presented.
7.    Acquisitions
Iodine Acquisition
On October 1, 2025, we completed the acquisition of Iodine pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), which offers solutions across the mid-revenue cycle connecting clinical documentation integrity, utilization management and prebill workflows from admission through claim submission. We accounted for the acquisition as a business combination using the acquisition method of accounting. The total consideration paid was allocated to the net tangible and identifiable intangible assets acquired based on their fair values at the acquisition date. The excess consideration paid over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill for the acquisition primarily represents future customer relationships. The goodwill is not deductible for tax purposes. We deem the initial valuation of the assets and liabilities to be provisional and have left the measurement period open as the closing statement as outlined in the Merger Agreement is being finalized. These fair values may be adjusted in a future period, not to exceed one year after the acquisition date, to reflect new facts and circumstances, which existed as of the acquisition date.
We have included the financial results of Iodine in the consolidated financial statements subsequent to the date of acquisition. Pro forma results, including the acquired business since the beginning of fiscal 2025, would not be materially different than the reported results. Revenue and net earnings since the completion of the acquisition were immaterial.
The total consideration paid for Iodine was $1,259.8 million, which consisted of $638.9 million of cash consideration and $620.8 million of equity consideration. The equity consideration was made up of 16,639,920 shares of Waystar common stock issued to previous Iodine holders with a value of $37.31 per share as outlined within the Merger Agreement.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of the acquisitions date (in thousands):

Cash and cash equivalents	$9,381
Accounts receivable	27,798
Income tax receivable	1,606
Prepaid expenses	3,772
Property, plant and equipment	974
Customer relationships	290,600
Developed technology	76,600
Tradenames and trademarks	5,200
Other long-term assets	2,110
Goodwill	996,819
Total acquired assets	$1,414,860
Accounts payable	1,836
Accrued compensation	5,394
Other accrued expenses	3,677
Deferred revenue	60,988
Deferred tax liability	81,060
Other long-term liabilities	1,399
Deferred revenue - long-term	755
Total acquired liabilities	$155,109
Total net assets acquired	$1,259,751
The fair values of the tangible assets were determined primarily using the income approach. The fair values of the acquired identifiable intangible assets were determined using Level 3 inputs such as discounted cash flows which are not observable in the market. Intangible assets acquired from the acquisition include customer relationships, developed technologies, and trade names and trademarks which are all amortized on a straight-line basis approximating the useful life of the assets. The useful lives of the acquired identifiable intangible assets are 18 years for customer relationships, 5 years for developed technology, and 2 years for trade names and trademarks. The weighted-average remaining useful life for all acquired intangibles is 15.1 years.
Total acquisition costs of $12.7 million were expensed as incurred and recorded in general and administrative expense in the statement of operations for the year ended December 31, 2025.
HealthPay24 Acquisition
On August 3, 2023, we completed the acquisition of all issued and outstanding membership interests of HealthPay24 for total consideration of $31.4 million which entirely consisted of cash consideration. We accounted for the acquisition as a business combination using the acquisition method of accounting. As part of the acquisition, we recognized intangible assets of $29.6 million, including goodwill of $13.9 million.
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

8.    Property and Equipment, Net
The balances of the major classes of property and equipment are as follows (in thousands):

	December 31,
	2025	2024
Computer hardware	$44,045	$39,833
Capitalized internal-use software	53,373	40,281
Purchased computer software	23,188	22,789
Furniture and fixtures	4,184	3,642
Office equipment	271	247
Leasehold improvements	4,994	3,778
Internal-use software in progress	19,110	15,361
	149,165	125,931
Accumulated depreciation	(97,516)	(79,200)
Total	$51,649	$46,731
Depreciation of fixed assets, including the amortization of capitalized software, for the years ended December 31, 2025, 2024, and 2023 was $21.9 million, $38.7 million, and $17.1 million, respectively.
We capitalized $16.8 million, $16.4 million, and $15.0 million in software development costs for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization of capitalized software was $10.6 million, $10.2 million, and $6.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. The net book value of capitalized software development costs was $35.9 million and $29.6 million as of December 31, 2025 and 2024, respectively. We expect to recognize $35.9 million of amortization of capitalized software in future periods.
There were no impairments of property and equipment for the years ended December 31, 2025, 2024, and 2023. Due to the relocation of one of our offices, we reduced the useful life of the related finance lease and leasehold improvement assets which represented $17.9 million of incremental depreciation in the year ended December 31, 2024. The aforementioned assets have been fully depreciated and disposed of as of December 31, 2024.
9.    Goodwill and Other Intangible Assets
Goodwill has a balance of $4.0 billion and $3.0 billion as of December 31, 2025 and 2024, respectively.
The following table details the cost basis changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2022	$3,009,558
Goodwill recorded in connection with acquisitions (Note 7)	20,455
Balance as of December 31, 2023	3,030,013
Rollover options deferred tax asset adjustment	(10,014)
Balance as of December 31, 2024	3,019,999
Goodwill recorded in connection with acquisitions (Note 7)	996,819
Total	$4,016,818
Amortization for definite-lived intangible assets is as follows (in thousands, except useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life
As of December 31, 2025
Customer relationships	$1,720,000	$(539,645)	$1,180,355	12.0
Purchased developed technology	119,800	(27,045)	92,755	4.6
Tradenames and trademarks	45,100	(25,371)	19,729	3.3
Total	$1,884,900	$(592,061)	$1,292,839
As of December 31, 2024
Customer relationships	$1,429,400	$(440,729)	$988,671	11.1
Purchased developed technology	81,800	(50,875)	30,925	4.2
Tradenames and trademarks	40,700	(21,247)	19,453	4.7
Total	$1,551,900	$(512,851)	$1,039,049
Amortization expense was $118.6 million, $147.9 million, and $159.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Estimated future amortization expense is as follows (in thousands):

Year ending, December 31,
2026	$137,895
2027	137,245
2028	135,295
2029	133,379
2030	123,796
Thereafter	625,229
Total	$1,292,839
10.    Leases
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
We lease office space and data center facilities with remaining lease terms ranging from one year to five years, some of which contain renewal options. The exercise of these options is at our sole discretion.
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
Finance lease right-of-use assets were zero as of both December 31, 2025 and 2024. Due to the relocation of one of our offices (see Note 8), we reduced the useful life of the related finance lease right-of-use asset, which represented $14.9 million of incremental depreciation (excluding accelerated depreciation on leasehold improvements) for the year ended December 31, 2024. We also reduced the useful life of the related operating lease right-of-use asset, which represented $1.2 million of additional operating lease cost for the year ended December 31, 2024. Subsequently during the year ended December 31, 2025, we reached a settlement agreement to terminate the prior lease of the aforementioned office that was relocated. The total settlement was $15.0 million and resulted in a loss on lease termination totaling $0.8 million, which is recorded in general and administrative expense within our consolidated statements of operations for the year ended December 31, 2025.
The following table presents components of lease expense for the years ended December 31, 2025, 2024, and 2023, respectively (in thousands):

	Years ended December 31,
	2025	2024	2023
Finance lease cost
Amortization of right-of-use assets	$—	$15,993	$1,586
Interest on lease liabilities	531	751	797
Operating lease cost	4,832	5,004	3,780
Variable lease cost	46	412	360
Short-term lease	797	634	781
Total lease cost	$6,206	$22,794	$7,304
Maturities of lease liabilities as of December 31, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
2026	$6,794	$—
2027	4,584	—
2028	4,270	—
2029	2,849	—
2030	1,283	—
Thereafter	—	—
Total future minimum lease payments	19,780	—
Less: Interest	1,757	—
Total	$18,023	$—
Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,634	$5,423	$5,400
Financing cash flows for financing leases	16,336	1,572	1,547
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$6,154	$4,642	$2,284
Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 are as follows:

	Year ending December 31,
	2025	2024
Weighted average remaining lease term (years):
Operating leases	3.5	4.1
Financing leases	0	9.1
Weighted average discount rate:
Operating leases	5.0	4.7
Financing leases	—	5.9
11.    Income Taxes
Income tax expense/(benefit) consisted of the following for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years ended December 31,
	2025	2024	2023
Current tax expense:
Federal	$3,695	$44,082	$36,277
State	10,757	11,633	12,888
Total current tax expense	14,452	55,715	49,165
Provisions for uncertain tax expense
Deferred tax (benefit):
Federal	42,064	(53,032)	(53,382)
State	3,158	(6,103)	(8,283)
Total deferred tax benefit	45,222	(59,135)	(61,665)
Income tax benefit	$59,674	$(3,420)	$(12,500)
The reconciliation between the statutory income tax rate and the effective income tax rate for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Years ended December 31,
	2025		2024		2023
Book Income	$171,763		$(22,545)		$(63,834)
U.S. Federal Tax At Statutory Rate	36,071	21%	(4,735)	21%	(13,309)	21%
State & local income tax, net of federal tax effect (a)	11,459	7%	2,836	(13)%	2,893	(5)%
Effects of changes in tax laws	—	0%	—	0%	—	0%
Tax Credits
Purchased Tax Credits	(976)	(1)%	—	0%	—	0%
Research and development tax credit	(1,711)	(1)%	(2,108)	9%	(1,885)	3%
Nontaxable or nondeductible items
Stock based compensation	8,214	5%	(942)	4%	—	0%
Nondeductible compensation	4,663	3%	—	0%	—	0%
Transaction Costs	1,561	1%	—	0%	—	0%
Change in Uncertain Tax Liability	(279)	0%	1,241	(6)%	281	0%
Other, net	672	0%	288	(1)%	(480)	1%
Effective Tax Rate	$59,674	35%	$(3,420)	15%	$(12,500)	20%
(a) During the year ended December 31, 2025, local taxes in Louisville, KY and state taxes in Pennsylvania, Tennessee, California, Minnesota, and New York comprised greater than 50% of the effect in this category.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
State tax credits	$827	$827
Federal tax credits	4,176	—
Accrued bonus	7,985	5,148
Stock based compensation	16,538	30,022
Accrued revenue, expenses, deferrals and other	3,614	2,607
Deferred revenue	3,857	2,129
Interest Expense	105,123	105,353
Interest Rate Swap	186	—
Other	19	4
Capitalized Research and Development Expenditures	6,171	20,557
Right-of-use Liability	4,484	4,703
Depreciation of property and equipment	—	1,755
Net operating loss	18,603	15,599
Valuation Allowance	(2,610)	(1,056)
Total deferred tax assets	$168,973	$187,648
Deferred tax liabilities:
Depreciation of property and equipment	4,493	—
Transaction Costs	36	26
Amortization	346,194	262,026
Other prepaid expenses	2,920	2,270
Right-of-use Asset	3,230	2,717
Interest Rate Swap	—	283
Deferred costs	23,420	20,849
Total deferred liabilities	380,293	288,171
Net deferred tax liability	$(211,320)	$(100,523)
The following is a reconciliation of beginning and ending unrecognized tax benefits, including associated interest and penalties for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Beginning balance	$4,335	$3,094
Additions based on tax positions related to the current year	—	1,265
Reductions based on tax positions related to the current year	—	(24)
Reductions for tax positions in prior years	(279)	—
Ending balance	$4,056	$4,335

The following presents the cash paid for income taxes for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years ended December 31,
	2025	2024		2023
Federal (a)	$18,971	$41,500		$34,095

Aggregated state and local jurisdictions	9,352	8,997		12,555

Disaggregated state and local jurisdictions
California	1,820	—	(b)	—	(b)
Louisville, KY	1,579	—	(b)	3,460
Net cash paid for income taxes	$31,721	$50,497		$50,110
(a) Includes amounts paid to purchase transferable tax credits of $15 million during the year ended December 31, 2025
(b) Jurisdiction below the threshold for the period presented
As of December 31, 2025 and 2024, the amount of unrecognized tax benefits that would impact the effective tax rate if recognized was $4.0 million and $4.3 million, respectively. During the years ended December 31, 2025, 2024, and 2023, we recognized $0.4 million, $0.2 million, and $0 million expense for interest and penalties related to unrecognized tax benefits. The above unrecognized tax benefits are recorded as an increase in the deferred tax liability in the accompanying balance sheet. Years 2021 to 2024 remain open to examination by federal, state, or local tax authorities.
As of December 31, 2025, we had net operating loss (“NOL”) carryforwards, consisting of approximately $4.3 million of tax effected Federal NOLs that expire beginning in 2032 and $14.4 million of tax effected state NOLs net of federal benefit that expire beginning in 2029, limited under provisions of Internal Revenue Code Section 382.
The following table details the changes in the valuation allowance for the years ended December 31, 2025 and 2024 (in thousands):

Valuation Allowance
December 31, 2025
Beginning balance	$1,056
Increase/(decrease)	130
Acquisitions	1,424
Ending balance	2,610
December 31, 2024
Beginning balance	$197
Increase/(decrease)	859
Ending balance	$1,056
As of December 31, 2025, we have a partial valuation allowance on our state credits of $0.2 million as well as a partial valuation allowance on certain state net operating loss carryforwards of $1.0 million. As part of the Iodine acquisition, we recorded a partial valuation allowance on federal credits of $1.4 million.
12.    Accounts Receivable Securitization
On August 13, 2021, we entered into a receivables financing agreement with a counterparty as the lender, which provided for a three-year receivables facility with an initial limit of $50.0 million ("Receivables Facility"). As of both December 31, 2025 and 2024, we had $80.0 million outstanding on the Receivables Facility with a limit of $80.0 million. Pursuant to the Receivables Facility, we sell and/or contribute current and future receivables to Waystar RC, LLC as the Special Purpose Entity (“SPE”). The SPE, in turn, pledges its interests in the receivables to the counterparty, which either makes loans or issues letters of credit on behalf of the SPE. All receivables remain on our balance sheet as they continue to be the property of our consolidated entities under the securitization.
The interest rate under the Receivables Facility is 1.61% per annum above the SOFR rate with a minimum base of 0%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the Receivables Facility is paid monthly in arrears. As of December 31, 2025, the effective interest rate for the Receivables Facility is 5.30%.
All principal under the Receivables Facility is due on October 31, 2026.
The Receivables Facility contains certain covenants which, among other things, require we maintain certain collection thresholds with respect to our accounts receivable. We were in compliance with all such debt covenants during the periods presented.
13.    Debt
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
On February 9, 2024, we executed the Eighth Amendment to the First Lien Credit Agreement whereby we extended the maturity date of the First Lien Credit Facility to October 22, 2029, and refinanced the outstanding balance of the facility resulting in a new outstanding loan balance of $2.2 billion ("February 2024 First Lien Refinancing"). We utilized proceeds from the amended First Lien Credit Facility to paydown the remaining principal and interest on the Second Lien Credit Facility ("February 2024 Second Lien Paydown").
In connection with the closing of the IPO in June 2024 (see Note 1)", we repaid $909.1 million outstanding principal and $2.8 million accrued interest on our First Lien Credit Facility ("June 2024 First Lien Paydown"). On June 27, 2024, we entered into the Ninth Amendment to the First Lien Credit Agreement whereby the outstanding balance was repriced bearing an interest rate of 2.75% per annum above the SOFR rate with a minimum base of 0.00% ("June 2024 First Lien Repricing"). The Ninth Amendment did not effectuate changes to any other terms of the agreement.
In connection with the underwriters' exercise of the overallotment option in July 2024 (see Note 1), we repaid $110.9 million outstanding principal and $0.4 million accrued interest on our First Lien Credit Facility ("July 2024 First Lien Paydown"). On September 6, 2024, we utilized the $10.0 million drawn on the Receivables Facility to paydown $10.0 million outstanding principal on our First Lien Credit Facility ("September 2024 First Lien Paydown").
On December 30, 2024, we entered into the Tenth Amendment to the First Lien Credit Agreement whereby the outstanding balance was repriced bearing an interest rate of 2.25% per annum above the SOFR rate with a minimum base of 0.00% ("December 2024 First Lien Repricing"). Additionally with the Tenth Amendment, the Revolving Credit Facility's borrowing capacity was increased to $400.0 million bearing an interest rate of 1.75% per annum above the SOFR rate with a minimum base of 0.00% ("December 2024 Revolving Credit Facility Repricing").
On August 12, 2025, we executed the Eleventh Amendment on the First Lien Credit Agreement whereby the outstanding balance was repriced bearing an interest rate of 2.00% per annum above the SOFR rate with a minimum base of 0.00% ("August 2025 First Lien Repricing"). There was no change in the outstanding loan balance before repricing and after repricing and the maturity date was not impacted by the amendment.
On October 1, 2025, we entered into the Twelfth Amendment to the First Lien Credit Agreement to increase our First Lien Credit Facility by $250.0 million ("October 2025 First Lien Refinancing"). Additionally, the amendment increased the maximum borrowing capacity under the Revolving Credit Facility from $400.0 million to $500.0 million and decreased the interest rate under the Revolving Credit Facility from 1.75% per annum above SOFR to 1.50% per annum above SOFR ("October 2025 Revolving Credit Facility Repricing"). We drew $30.0 million on the Revolving Credit Facility to help fund the Iodine acquisition (see Note 7), and subsequently repaid the $30.0 million during the year ended December 31, 2025.
Debt instruments consist primarily of term notes, revolving lines of credit, and a Receivables Facility as follows (in thousands):

	December 31,
	2025	2024
First lien term loan facility outstanding debt	$1,401,246	$1,163,545
Receivables facility outstanding debt	80,000	80,000
Total outstanding debt	1,481,246	1,243,545
Unamortized debt issuance costs	(8,343)	(11,255)
Current portion of long-term debt	(14,194)	(11,668)
Total long-term debt, net	$1,458,709	$1,220,622
The maturity of long-term principal payments (excluding debt discount) at December 31, 2025 is as follows (in thousands):

2026	$14,194
2027	14,194
2028	14,194
2029	1,438,664
$1,481,246
As of December 31, 2025 and 2024, there is no outstanding balance on our Revolving Credit Facility. The interest rate under the Revolving Credit Facility is 1.50% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. At December 31, 2025, the effective interest rate for the Revolving Credit Facility is 5.19%.
The interest rate under the amended First Lien Credit Facility is 2.00% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the First Lien Credit Facility is paid monthly in arrears. As of December 31, 2025, the effective interest rate for First Lien Credit Facility is 5.69%.
Principal on the First Lien Credit Facility is payable in 20 equal quarterly installments with the remaining balance to be paid on October 22, 2029. As of December 31, 2025, there are 15 payments remaining. The First Lien Credit Agreement contains certain covenants which, among other things, restrict our ability to incur additional indebtedness. We were in compliance with such debt covenants as of December 31, 2025.
Debt Issuance Costs
In connection with the August 2025 First Lien Repricing, we recorded $0.7 million in third-party fees that were expensed immediately, which were recorded in general and administrative expense in our consolidated statements of operations. Also related to the August 2025 First Lien Repricing, we recorded a loss on extinguishment of $0.7 million for the year ended December 31, 2025. In connection with the October 2025 First Lien Refinancing, we capitalized $0.1 million of third-party fees with the new debt. Additionally, we recorded $1.4 million in third-party fees that were expensed immediately, which were recorded in general and administrative expense in our consolidated statements of operations. In connection with the October 2025 First Lien Refinancing, we recorded a loss on extinguishment of $0.1 million for the year ended December 31, 2025. In connection with the October 2025 Revolving Credit Facility Repricing, we capitalized credit fees and third-party fees totaling $0.2 million.
In connection with the February 2024 First Lien Refinancing, we capitalized creditor fees of $2.8 million and $1.4 million of third-party fees in connection with the issuance of new debt. Additionally, we recorded $10.3 million in third party fees that were expensed immediately, which were recorded in general and administrative expense in our consolidated statements of operations. As part of the February 2024 Second Lien Paydown, we recorded a loss on extinguishment of $8.0 million for the year ended December 31, 2024. As part of the February 2024 First Lien Refinancing, we recorded a loss on extinguishment $0.9 million for the year ended December 31, 2024. In connection with the June 2024 First Lien Paydown, we recorded a loss on extinguishment of $9.8 million for the year ended December 31, 2024. As part of the June 2024 First Lien Repricing, we recorded $2.5 million in third-party fees that were expensed immediately, which were recorded in general and administrative expenses in our consolidated statements of operations. We recorded a loss on extinguishment of $0.3 million for the year ended December 31, 2024 related to the June 2024 First Lien Repricing. We also recorded a loss on extinguishment of $1.2 million and $0.1 million in connection with the July 2024 First Lien Paydown and September 2024 First Lien Paydown, respectively, for the year ended December 31, 2024. As part of the December 2024 First Lien Repricing we recorded $1.2 million in third party fees that were expensed immediately, which were recorded in general and administrative expenses in our consolidated statements of operations, and a loss on extinguishment of $0.3 million for the year ended December 31, 2024.
For the year ended December 31, 2023, we expensed previously capitalized fees and other debt issuance costs totaling $0.4 million related to a paydown on the Second Lien Credit Facility.
Losses on extinguishment were recorded within interest expense in our consolidated statements of operations.
We had unamortized debt issuance costs of $8.3 million and $11.3 million as of December 31, 2025 and 2024, respectively.
In connection with the Revolving Credit Facility, unamortized debt issuance costs were $1.7 million and $2.1 million as of December 31, 2025 and 2024, respectively.
14.    Derivative Financial Instruments
To mitigate the risk of an increase in interest rates on the First Lien Credit Facility, we entered into swaps on January 13, 2023, April 1, 2025, and April 9, 2025, along with an interest rate cap on October 1, 2025. We attempt to minimize our interest risk exposure by fixing our rate through the utilization of interest rate swaps, which are derivative instruments. The interest rate swaps mitigate the exposure on the variable component of interest on our First Lien Credit Facility. Our swaps are entered into with financial institutions that participate in the First Lien Credit Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.
As of December 31, 2025, we have the following interest rate swap or cap agreements designated as a hedging instrument:

Effective Dates	Floating Rate Debt		Fixed Rates
May 31, 2023 through January 31, 2026	$506.7	million	3.87%
April 1, 2025 through January 30, 2026	$80.0	million	3.59%
October 1, 2025 through April 30, 2026	$127.0	million	3.50%
January 31, 2026 through March 31, 2027	$275.0	million	3.59%
January 31, 2026 through March 31, 2027	$275.0	million	3.27%
As of December 31, 2024, we had the following interest rate swap agreement designated as a hedging instrument:

Effective Dates	Floating Rate Debt		Fixed Rates
May 31, 2023 through January 31, 2026	$506.7	million	3.87%
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

Derivatives—Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI/AOCL on Derivative	Location of Gain or (Loss) Reclassified from AOCI/AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCI/AOCL into Income	Total interest Expense on Consolidated Statements of Operations
Interest rate swaps:
Year Ended December 31, 2025	$(1,511)	Interest expense	$2,324	$(77,542)
Year Ended December 31, 2024	$(14,921)	Interest expense	$29,175	$(146,270)
Year Ended December 31, 2023	$30,327	Interest expense	$5,244	$(155,325)
The net amount of accumulated other comprehensive income expected to be reclassified to interest income in the next year is $0.3 million.
15.    Related Party Transactions
As of December 31, 2025 and 2024, we had $64.8 million and $35.6 million, respectively, of outstanding debt as part of the First Lien Credit Facility from Bain Affiliated Funds and CPPIB Credit Investments III Inc., affiliates of Bain Capital LP and Canada Pension Plan Investment Board (“Affiliated Debtholders”). Interest expense associated with and paid to Affiliated Debtholders was $3.5 million, $4.5 million and $7.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Canada Pension Plan Investment Board has an ownership interest in us and a significant interest in the landlord that leases us office space under an operating lease agreement in Houston, Texas. For the years ended December 31, 2024 and 2023, we expensed $0.2 million and $0.3 million, respectively, for this office space lease in general and administrative expense. They did not have a significant interest in any of our vendors for the year ended December 31, 2025.
Bain Capital LP has an ownership interest in us and a significant interest in some clients for whom we provide software solutions. For the years ended December 31, 2025, 2024, and 2023, we earned $2.5 million from four customers, $1.9 million from five customers and $1.5 million from four customers, respectively. They also have an ownership interest in us and a significant interest in some vendors that provides us with software solutions. For the years ended December 31, 2025, 2024, and 2023, we expensed $2.8 million from three vendors, $2.1 million from two vendors and $0.4 million from two vendors, respectively, for software services from these vendors in cost of revenue expense.
After the Iodine acquisition (see Note 7), Advent has an ownership interest in us and a significant interest in some clients for whom we provide software solutions. For the year ended December 31, 2025, we earned $0.7 million from two customers subsequent to the acquisition. They also have ownership in us and a significant interest in one vendor that provides us with software solutions. For the year ended December 31, 2025, we expensed $0.1 million for software services from this vendor in cost of revenue expenses subsequent to the acquisition.
16.    Common and Preferred Stock
Prior to the IPO, we authorized the issuance of 225,000,000 shares of common stock, par value 0.01 per share and 2,000,000 shares of Class A common stock, par value $0.01 per share. There were 121,243,101 common stock shares issued and outstanding as of December 31, 2023. There were 436,801 Class A common stock shares issued and outstanding as of December 31, 2023. Both common stock and Class A common stock had the same dividend and liquidation rights. However, each share of common stock was entitled to one vote and each share of the Class A common stock was not entitled to a vote.
In connection with the IPO, our amended and restated certificate of incorporation became effective on June 10, 2024, which authorizes the issuance of 2,500,000,000 shares of common stock, par value 0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. The shares of preferred stock have rights and preferences, including voting rights, designated from time to time by the Board of Directors. In connection with the amendment and restatement of the Company’s certificate of incorporation effective on the IPO date, the Class A common stock shares were automatically reclassified as, and became, one share of common stock. There were 191,587,193 and 172,108,240 common stock shares issued and outstanding as of December 31, 2025 and 2024, respectively. There were no shares of preferred stock issued and outstanding as of both December 31, 2025 and 2024.

17.    Retirement Plans
We maintain qualified 401(k) plans which cover substantially all employees meeting certain eligibility requirements. Participants may contribute a portion of their compensation to the plans, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Under these plans, we contribute various percentages of employees’ salaries to the plans. Total expenses included in operating expenses in the accompanying consolidated statement of operations related to the plans were $5.4 million, $4.7 million and $4.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
18.    Stock-based Compensation
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
The Board of Directors approved the Waystar Holding Corp. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), effective as of June 6, 2024, the date of pricing of our IPO. Under this plan, we can issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of our Common Stock, restricted stock units, performance based stock units, and other equity-based awards tied to the value of our shares. Under this plan, we can issue up to 10 million options and other equity awards, subject to annual increases as outlined under the plan. The number of shares available to be issued automatically increases on the first day of each fiscal year beginning in 2025 by a number of shares equal to the lesser of the positive difference, if any, between 5% of the outstanding common stock on the last day of the immediately preceding fiscal year, minus the plan share reserve on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. The restricted stock units (“RSUs”) under the 2024 Equity Incentive Plan generally vest over 4 or 5 years with 25% or 20% vesting, respectively, in equal vesting installments. The performance-based stock units (“PSUs”) under the 2024 Equity Incentive Plan vest between 0% and 200% based on our total shareholder return (“TSR”) relative to a designated peer group as defined in the respective agreement over a four-year performance period. As of December 31, 2025, 5.2 million shares were available for future grants under this plan.
The Board of Directors approved the Waystar Holding Corp. 2024 Employee Stock Purchase Plan (the “ESPP”), effective as of June 6, 2024, the date of pricing of our IPO. A total of 3,250,000 shares of common stock are initially reserved for the ESPP. The number of shares available to be issued for the ESPP will automatically increase each fiscal year beginning in 2025 by a number of shares equal to the lesser of the positive difference, if any, between 1% of the outstanding common stock on the last day of the immediately preceding fiscal year and the number of shares of common stock available for the issuance of shares pursuant to the plan on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. The number of shares available to be issued for the ESPP will not exceed 27,000,000 as outlined in the plan agreement. Our employees contribute funds via payroll deductions during the offering periods, which are used to buy Waystar common shares at a discount of up to 15% of the purchase price at the purchase date. Offerings to purchase shares are granted twice annually on or about June 30 and December 31. During the year ended December 31, 2025, 37,323 of common shares have been issued as part of the ESPP. For the year ended December 31, 2025 expense of $0.5 million has been recorded which represents the 15% discount given to the employees under the ESPP. Zero expense was recorded in connection with the ESPP for the years ended December 31, 2024 and 2023.

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
•Expected term of stock award—under the 2024 Equity Incentive Plan, we utilized the simplified method due to the lack of historical experience activity for our Company. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. Under the 2019 Waystar Holding Corp. Plan, it is based on historical experience that is modified based on expected future changes; and
•Expected volatility in stock price—reflects the historical volatility of comparable public companies over the expected term of the stock option.
The weighted average grant date fair value of options granted during the years ended December 31, 2025, 2024, and 2023 was $18.69, $12.89, and $19.66 per share, respectively. As of December 31, 2025, we had 6.6 million fully vested options with a weighted average exercise price of $15.06 per share, an aggregate intrinsic value of $117.9 million and an average remaining contractual term of 4.0 years. The total fair value of options vested for the years ended December 31, 2025, 2024, and 2023 were $17.7 million, $9.5 million, and $8.5 million, respectively.
In June 2024, we determined the vesting of all our performance condition options became probable as a result of the IPO (see Note 1). Therefore, we recognized an additional $33.1 million of stock-based compensation for the year ended December 31, 2024 as the implicit service period for the awards established at the grant date had elapsed. As of December 31, 2025, there is no remaining unrecognized compensation expense related to the performance condition options issued under the 2019 Waystar Holding Corp. Plan.
Information pertaining to option activity under all plans (including rollover options) during the years ending December 31, 2025, 2024, and 2023 is as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding December 31, 2024	16,511,128	$17.57	5.8
Granted	132,065	36.94
Exercised	(2,317,930)	10.63
Forfeited	(333,090)	25.95
Outstanding December 31, 2025	13,992,173	18.71	5.1

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding December 31, 2023	13,032,541	$15.20	5.7
Granted	4,003,703	24.20
Exercised	(392,016)	4.53
Forfeited	(133,100)	22.28
Outstanding December 31, 2024	16,511,128	17.57	5.8

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding December 31, 2022	13,123,170	$15.10	6.6
Granted	208,725	37.20
Exercised	(39,204)	21.51
Forfeited	(260,150)	23.70
Outstanding December 31, 2023	13,032,541	15.20	5.7
The following is a summary of the significant assumptions used in estimating the fair value of options granted the years ended December 31, 2025, 2024, and 2023:

	Years ended December 31,
	2025	2024	2023
Risk free interest rate	3.95%	3.76%–4.59%	3.51%–4.55%
Expected dividend yield	—%	—%	—%
Expected term of stock award	6.2	5.0–6.5	1.2–5.0
Expected volatility in stock price	46.24%	49.62%–51.89%	51.64%–55.00%
The aggregate intrinsic value of options exercised (the difference between the fair market value of our stock on the date of exercise and the exercise price) was approximately $66.1 million, $7.3 million and $0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
We expect to incur compensation expense of approximately $35.2 million over a weighted average of 3.1 years for all unvested time-based awards outstanding as of December 31, 2025.
RSUs
The RSUs granted on June 10, 2024 in conjunction with the IPO were valued at the IPO price. Subsequent RSU grants are valued using our common stock price as of the grant date based on the publicly traded value per NASDAQ, and are expensed on a straight-line basis over the applicable vesting period. All vesting is contingent on continued service.
The following tables summarize RSU activity during the years ended December 31, 2025 and 2024, respectively. There was no RSU activity prior to the initial grant of RSUs on June 10, 2024.

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2024	2,089,241	$21.91
Granted	2,698,171	37.43
Vested	(483,491)	21.92
Forfeited	(83,763)	30.67
Outstanding December 31, 2025	4,220,158	31.65

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2023	—	$—
Granted	2,107,499	21.90
Vested	—	—
Forfeited	(18,258)	21.50
Outstanding December 31, 2024	2,089,241	21.91

We expect to incur compensation expense of $117.0 million over a weighted average of 4.3 years for all unvested RSUs outstanding on December 31, 2025.
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
The following is a summary of the significant assumptions used in estimating the fair value of PSUs granted during the year ended December 31, 2025. There were no PSU activity prior to the initial grant of PSUs on June 10, 2024.

	Years ended December 31,
	2025	2024	2023
Risk free interest rate	3.92%	N/A	N/A
Expected dividend yield	0%	N/A	N/A
Expected term of stock award	4.0	N/A	N/A
Expected volatility in stock price	40.00%	N/A	N/A
The following table summarizes PSU activity during the year ended December 31, 2025.

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2024	—	$—
Granted	396,197	61.67
Vested	—	—
Forfeited	—	—
Outstanding December 31, 2025	396,197	61.67
Stock-based Compensation
We recorded stock-based compensation expense of $42.1 million, $54.4 million, and $8.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Stock-based compensation expense was recorded in the following cost and expense categories in the consolidated statements of operations:

	Years ended December 31,
	2025	2024	2023
Cost of revenue	$1,514	$2,403	$645
General and administrative	25,678	31,288	5,034
Sales and marketing	8,562	12,440	1,866
Research and development	6,315	8,306	1,303
Total	42,069	54,437	8,848

19.    Other Accrued Expenses
Other accrued expenses consist of the following (in thousands):

	Year ended December 31,
	2025	2024
Accrued income taxes	$4,957	$4,111
Other taxes payable	2,882	3,915
Accrued severance	920	—
Retirement plan payable	307	497
Accrued self insurance claims	1,160	1,064
Accrued interest	655	597
ESPP payable	1,721	—
Other	10,388	5,746
Total	$22,990	$15,930

20.    Income/ (Loss) Per Share
A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows:

	Years ended December 31,
	2025	2024	2023
Basic income/(loss) per share:
Net income/(loss)	$112,089	$(19,125)	$(51,334)
Net income/(loss) attributable to common shares	$112,089	$(19,125)	$(51,334)
Weighted average common stock outstanding–(voting)	177,926,745	149,915,839	121,238,629
Weighted average common stock outstanding–(non-voting)	—	—	436,801
Basic weighted average common stock outstanding	177,926,745	149,915,839	121,675,430
Basic income/(loss) per share	$0.63	$(0.13)	$(0.42)

Diluted income/(loss) per share:
Net income/(loss)	$112,089	$(19,125)	$(51,334)
Net income/(loss) attributable to common shares	$112,089	$(19,125)	$(51,334)
Dilutive effect of stock options – (voting)	5,846,245	—	—
Dilutive effect of RSUs – (voting)	1,003,061	—	—
Dilutive effect of ESPP – (voting)	7,233	—	—
Weighted average common stock outstanding–(voting)	184,783,284	149,915,839	121,238,629
Weighted average common stock outstanding–(non-voting)	—	—	436,801
Diluted weighted average common stock outstanding	184,783,285	149,915,839	121,675,430
Diluted income/(loss) per share	$0.61	$(0.13)	$(0.42)
Because of their anti-dilutive effect, 1,385,208, 5,761,255, and 5,213,559 common share equivalents comprised of time-based stock options and RSUs, have been excluded from the diluted earnings per share calculation for the years ended December 31, 2025, 2024, and 2023, respectively.

21.    Commitments and Contingencies
We may be subject to legal proceedings, claims, asserted or unasserted, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.
22.    Subsequent Events
On February 13, 2026, we executed an amendment to our Receivables Facility that increased the credit available to us from $80.0 million to $100.0 million and extended the maturity date from October 31, 2026 to February 13, 2029. Additionally, the amendment decreased the interest rate on the Receivables Facility from 1.61% per annum above the SOFR rate to 1.10% per annum above the SOFR rate.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of the assessment included all of our consolidated operations, except those of Iodine, which was acquired in fiscal 2025. The total assets and revenue of Iodine represented $1,397.7 million and $31.0 million of the consolidated total assets and the consolidated revenue of Waystar, respectively, as of and for our fiscal year ended December 31, 2025. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Item 9B.    Other Information
Changes to Officer and Director Trading Arrangements
Other than as described in the table below, during the three months ended December 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
During the three months ended December 31, 2025, the following officers and directors entered into Rule 10b5-1 trading arrangements:

Name and Title	Date of Adoption	Date of Expiration(1)	Plan Terms
Matthew Hawkins, Chief Executive Officer and Director	12/4/2025	8/19/26	Provides for the exercise of up to 600,000 vested stock options and the associated sale of up to 600,000 shares of the Company’s common stock
_________________________________________________

(1)Each plan terminates on the earlier of: (i) the expiration date listed in the table above, (ii) the first date on which all trades set forth in the plan have been executed, or (iii) such date the plan is otherwise terminated according to its terms.
Second Amendment to Receivables Facility
On February 13, 2026, we entered into a second amendment to our Receivables Facility (the "Second Amendment"). The Second Amendment increased the aggregate credit availability under the Receivables Facility from $80.0 million to $100.0 million and extended the maturity date from October 30, 2026 to February 13, 2029. In addition, the Second Amendment reduced the leverage-based applicable interest rate margin on drawn amounts under the Receivables Facility across all levels and removed the credit spread adjustment.
The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, which is filed as Exhibit 10.22 to this Annual Report on Form 10‑K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10.    Directors, Executive Officers, and Corporate Governance
We maintain a Code of Conduct (the “Code of Conduct”) that applies to all of our directors, officers, and employees, including our Chief Executive Officer and Chief Financial Officer. Our Code of Conduct is available on our website. Our Code of Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

The remaining information required by this Item 10 of Form 10-K will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025, in connection with the solicitation of proxies for our 2026 annual meeting of stockholders ("2026 Proxy Statement"), and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this Item 11 of Form 10-K will be included in the 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K will be included in the 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Registration Rights Agreement
The information required by this Item 13 of Form 10-K will be included in the 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K will be included in the 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025, and is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description	Filed Herewith
2.1
Agreement and Plan of Merger, dated as of July 23, 2025, by and among Waystar Holding Corp., Morton Merger Sub 1, Inc., Isotope Holding, LLC, Iodine Software Holdings, Inc., Iodine Software Parent, LLC and Shareholder Representative Services LLC, as the equityholder representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 23, 2025).

3.1
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

10.2
Amendment No. 1 to the Stockholders Agreement among Waystar Holding Corp. and the other parties named therein, dated as of April 10, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025).

10.3
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

10.5
Amended and Restated Registration Rights Agreement by and among Waystar Holding Corp. and the other parties named therein, dated as of June 10, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2024).

10.6
Joinder Agreement to Amended and Restated Registration Rights Agreement, dated as of July 23, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2025).

10.7
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

10.1
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

10.1
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

10.1
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

10.13
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

10.14
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

10.16
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

10.17
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

10.18
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

10.19
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

10.2
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

10.21
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

10.22
Amendment No. 2, dated as of February 13, 2026 to Receivables Financing Agreement, among Waystar RC LLC, PNC Bank, National Association, as Administrative Agent, Waystar Technologies, Inc., as initial Servicer, and PNC Capital Markets LLC, as Structuring Agent
X
10.23†
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

10.26†
Form of Substitute Option Agreement under the Derby TopCo, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-275004) filed with the SEC on May 28, 2024).

10.27†	Waystar Holding Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on June 10, 2024).
10.28†
Form of Director Restricted Stock Unit Agreement under the Waystar Holding Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-275004) filed with the SEC on May 28, 2024).

10.29†
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

10.31†
Form of Notice of Amendment to Outstanding Options Granted under the Derby TopCo, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-275004) filed with the SEC on May 28, 2024).

10.32†	Waystar Holding Corp. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on June 10, 2024).
10.33†
Form of Amendment to Outstanding Options Granted under the DerbyTopCo, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2024).

10.34†	Waystar Holding Corp. Non-Employee Director Annual Compensation Policy.	X
10.35†	Waystar Holding Corp. Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2025).
10.36†
Employment Agreement, dated as of November 2, 2023, between Waystar Holding Corp. and Matthew J. Hawkins (incorporated by reference to Exhibit 10.24 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-275004) filed with the SEC on May 28, 2024).

10.37†
Employment Agreement, dated as of May 24, 2024, between Waystar Holding Corp. and Eric L. (Ric) Sinclair III. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2024)

10.38†
Employment Agreement, dated as of May 24, 2024, between Waystar Holding Corp. and Christopher L. Schremser(incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2025).

19.1	Amended Waystar Holding Corp. Securities Trading Policy	X
21.1	Subsidiaries of the Company	X
23.1	Consent of KPMG LLP.	X
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Waystar Holding Corp. Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2025).
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
______________________________________________________
†Management contract of compensatory plan or arrangement.
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
Name: Steven M. Oreskovich
Title: Chief Financial Officer (principal financial officer)
Date: February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934 the report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2026.

Signatures	Title

Chief Executive Officer and director
/s/ Matthew J. Hawkins	(principal executive officer)
Matthew J. Hawkins

/s/ Steven M. Oreskovich	Chief Financial Officer
Steven M. Oreskovich	(principal financial officer and principal accounting officer)

/s/ John Driscoll	Chair of the Board of Directors
John Driscoll

/s/ Samuel Blaichman	Director
Samuel Blaichman

/s/ Robert DeMichiei	Director
Robert DeMichiei

/s/ Priscilla Hung	Director
Priscilla Hung

/s/ Aashima Gupta	Director
Aashima Gupta

/s/ Eric C. Liu	Director
Eric C. Liu

/s/ Heidi G. Miller	Director
Heidi G. Miller

/s/ Paul Moskowitz	Director
Paul Moskowitz

/s/ Vivian E. Riefberg	Director
Vivian E. Riefberg

/s/ Michael Roman	Director
Michael Roman

/s/ Ethan Waxman	Director
Ethan Waxman

/s/ Lauren Young	Director
Lauren Young