Form 10-Q
period 2026-03-31
Waystar Holding Corp.
filed 2026-04-29
CIK 1990354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-42125
Waystar Holding Corp.
(Exact name of registrant as specified in its charter)

Delaware	84-2886542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Digital Drive, #300 Lehi, Utah	84043
(Address of principal executive offices)	(Zip Code)
(844) 492-9782
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WAY	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 191,812,891 shares of common stock as of April 23, 2026.

Glossary
The following definitions apply to these terms as used in this Quarterly Report on Form 10-Q:
"Advent" means those certain investment funds of Advent International, L.P. and its affiliates;
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
“Equity Distribution” means the distribution of shares of our common stock held by Derby TopCo to the limited partners of Derby TopCo in accordance with the limited partnership agreement of Derby TopCo, which distribution occurred in connection with our initial public offering. Following the Equity Distribution, EQT, CPPIB, Bain, and other equity holders, including members of management, directly hold shares of our common stock;
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
“Iodine” means Iodine Software Holdings, Inc.;
“Net Revenue Retention Rate” means the total amount invoiced to clients in a given twelve-month period divided by the total amount invoiced to those same clients from the prior twelve-month period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics and Non-GAAP Financial Measures—Net Revenue Retention Rate”;
“NM” means not meaningful;
“2025 Form 10-K” means the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC by Waystar Holding Corp. on February 17, 2026;
“Receivables Facility” means the receivables facility under the receivables financing agreement, dated as of August 12, 2021, by and among Waystar RC LLC, PNC Bank, National Association, as administrative agent, Waystar Technologies, Inc., as initial servicer, and PNC Capital Markets LLC, as structuring agent, as amended from time to time;
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
“SEC” means the U.S. Securities and Exchange Commission;
“Securities Act” means the U.S. Securities Act of 1933, as amended;
“SOFR” means the Secured Overnight Financing Rate;

"Stockholders Agreement" means the stockholders agreement, dated as of June 10, 2024, by and among the Institutional Investors, certain stockholders, and certain members of management; and
“Waystar,” the “Company,” “we,” “us,” and “our” mean the business of Waystar Holding Corp. and its subsidiaries.
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
•healthcare laws and data privacy and security laws and regulations governing our processing of personal information(which may also be referred to as “personal data” or “personally identifiable information”);
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
•the interests of the certain investors may be different than the interests of other holders of our securities; and
•the other factors described elsewhere in this report, including under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described under the heading “Risk Factors” in our 2025 Form 10-K, or as described in the other documents and reports we file with the SEC.

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

i

Part I - Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements
Waystar Holding Corp.
Unaudited Condensed Consolidated Balance Sheets (in Thousands, Except for Share and Per Share Data)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$34,337	$61,355
Restricted cash	28,363	15,454
Investment securities	124,593	24,877
Accounts receivable, net of allowance of $6,614 at March 31, 2026 and $6,170 at December 31, 2025	172,532	177,037
Income tax receivable	—	6,437
Prepaid expenses	23,461	20,078
Other current assets	3,326	3,174
Total current assets	386,612	308,412
Property, plant and equipment, net	60,862	51,649
Operating lease right-of-use assets, net	11,870	12,972
Intangible assets, net	1,258,365	1,292,839
Goodwill	4,014,781	4,016,818
Deferred costs	98,414	93,951
Other long-term assets	8,089	8,459
Total assets	$5,838,993	$5,785,100
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$58,799	$50,949
Accrued compensation	17,799	40,942
Aggregated funds payable	29,911	15,104
Other accrued expenses	28,975	22,990
Deferred revenue	64,680	67,855
Current portion of long-term debt	13,493	13,537
Related party current portion of long-term debt	701	657
Current portion of operating lease liabilities	5,602	6,029
Total current liabilities	219,960	218,063
Long-term liabilities
Deferred tax liability	209,721	211,320
Long-term debt, net, less current portion	1,388,238	1,394,523
Related party long-term debt, net, less current portion	67,343	64,186
Operating lease liabilities, net of current portion	10,852	11,994
Deferred revenue - long-term	5,164	5,496
Other long-term liabilities	277	692
Total liabilities	1,901,555	1,906,274
Commitments and contingencies (Note 20)
Stockholders’ equity
Preferred stock $0.01 par value - 100,000,000 and 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; zero shares issued or outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock $0.01 par value - 2,500,000,000 and 2,500,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 191,685,290 and 191,587,193 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,917	1,916
Additional paid-in capital	4,000,203	3,986,353
Accumulated other comprehensive income (loss)	846	(632)
Accumulated deficit	(65,528)	(108,811)
Total stockholders’ equity	3,937,438	3,878,826
Total liabilities and stockholders’ equity	$5,838,993	$5,785,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Operations (in Thousands, Except for Share and Per Share Data)

	Three months ended March 31,
	2026	2025
Revenue	$313,874	$256,435
Operating expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	97,035	83,345
Sales and marketing	45,830	40,123
General and administrative	30,724	23,300
Research and development	18,368	11,078
Depreciation and amortization	41,452	33,380
Total operating expenses	233,409	191,226
Income from operations	80,465	65,209
Other expense
Interest expense, net	(19,714)	(18,257)
Related party interest expense	(933)	(643)
Income before income taxes	59,818	46,309
Income tax expense	16,535	17,040
Net income	$43,283	$29,269
Net income per share:
Basic	$0.23	$0.17
Diluted	$0.22	$0.16
Weighted-average shares outstanding:
Basic	191,666,913	172,188,237
Diluted	195,155,126	180,691,994
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss) (in Thousands)

	Three months ended March 31,
	2026	2025
Net income	$43,283	$29,269
Other comprehensive income/(loss), before tax:
Interest rate swaps and cap	1,958	(718)
Available-for-sale securities	(56)	(12)
Income tax effect:
Interest rate swaps and cap	(438)	162
Available-for-sale securities	14	3
Other comprehensive income/(loss), net of tax	1,478	(565)
Comprehensive income, net of tax	$44,761	$28,704

(1)Amounts reclassified out of accumulated other comprehensive income/(loss) into net interest expense included $827 and $632 for the three months ended March 31, 2026 and 2025, respectively.
(2)The income tax effects of amounts reclassified out of accumulated other comprehensive income/(loss) were $(203) and $(156) for the three months ended March 31, 2026 and 2025, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Three months ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2025	191,587,193	$1,916	$3,986,353	$(632)	$(108,811)	$3,878,826
Stock-based compensation	—	—	11,446	—	—	11,446
Issuance of common stock under employee equity plans	98,097	1	2,404	—	—	2,405
Net income	—	—	—	—	43,283	43,283
Other comprehensive income/(loss)	—	—	—	1,478	—	1,478
Balances at March 31, 2026	191,685,290	$1,917	$4,000,203	$846	$(65,528)	$3,937,438

	Three months ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2024	172,108,240	$1,722	$3,298,083	$881	$(220,900)	$3,079,786
Stock-based compensation	—	—	6,736	—	—	6,736
Issuance of common stock under employee equity plans	855,469	8	10,678	—	—	10,686
Net income	—	—	—	—	29,269	29,269
Other comprehensive income/(loss)	—	—	—	(565)	—	(565)
Balances at March 31, 2025	172,963,709	1,730	3,315,497	316	(191,631)	3,125,912
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows (in Thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$43,283	$29,269
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	41,452	33,380
Stock-based compensation	11,446	6,744
Provision for bad debt expense	1,267	1,255
Loss on extinguishment of debt	113	—
Deferred income taxes	(2,104)	4,569
Amortization of debt discount and issuance costs	661	667
Changes in:
Accounts receivable	3,237	(3,284)
Income tax refundable	6,437	2,838
Prepaid expenses and other current assets	(3,176)	(1,460)
Deferred costs	(4,346)	(2,222)
Other long-term assets	284	324
Accounts payable and accrued expenses	(9,667)	(8,130)
Deferred revenue	(3,507)	775
Operating lease right-of-use assets and lease liabilities	(467)	(476)
Net cash provided by operating activities	84,913	64,249
Cash flows from investing activities
Purchase of property and equipment and capitalization of internally developed software costs	(15,327)	(5,426)
Purchase of investment securities	(124,195)	(24,431)
Proceeds from sale or maturity of investment securities	25,000	—
Measurement period adjustments related to prior year acquisition	2,037	—
Net cash used in investing activities	(112,485)	(29,857)
Cash flows from financing activities
Change in aggregated funds liability	14,807	3,194
Proceeds from issuance of common stock from employee equity plans	2,405	10,686
Proceeds from issuances of debt, net of creditor fees	19,800	—
Payments on debt	(23,549)	(2,917)
Finance lease liabilities paid	—	(219)
Net cash provided by financing activities	13,463	10,744
Increase/(decrease) in cash and cash equivalents during the period	(14,109)	45,136
Cash and cash equivalents and restricted cash–beginning of period	76,809	204,582
Cash and cash equivalents and restricted cash–end of period	$62,700	$249,718
Supplemental disclosures of cash flow information
Interest paid	$20,680	$19,960
Cash taxes paid (refunds received), net	154	532
Non-cash investing and financing activities
Fixed asset purchases in accounts payable	1,076	56
Reconciliation of Balance Sheet Cash Accounts to Cash Flow Statement
Balance sheet
Cash and cash equivalents	34,337	223,995
Restricted cash	28,363	25,723
Total	62,700	249,718
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
Risks and Uncertainties— We are subject to risks common to companies in similar industries, including, but not limited to, our operation in a highly competitive industry, our ability to retain our existing clients and attract new clients, our ability to successfully execute on our business strategies in order to grow, our ability to accurately assess the risks related to acquisitions and successfully integrate acquired businesses, including the acquisition of Iodine, our ability to establish and maintain strategic relationships, the growth and success of our clients and overall healthcare transaction volumes, consolidation in the healthcare industry, our selling cycle of variable length to secure new client agreements, our implementation cycle that is dependent on our clients’ timing and resources, our dependence on our senior management team and certain key employees, and our ability to attract and retain highly skilled employees, the accuracy of the estimates and assumptions we use to determine the size of our total addressable market, our ability to develop and market new solutions, or enhance our existing solutions, to respond to technological changes or evolving industry standards, the interoperability, connectivity, and integration of our solutions with our clients’ and their vendors’ networks and infrastructures, the performance and reliability of internet, mobile, and other infrastructure, the consequences if we cannot obtain, process, use, disclose, or distribute the highly regulated data we require to provide our solutions, and our reliance on certain third-party vendors and providers.
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
No liability associated with such indemnifications was recorded as of March 31, 2026 and December 31, 2025.
2. Summary of Significant Accounting Policies
Basis of Financial Statement Presentation
The financial statements include the unaudited condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of changes in stockholders’ equity, and statements of cash flows of Waystar and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of our financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025 in the 2025 Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026 (the “2025 Annual Report”).
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
We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers (“ASC 606”), through the following five steps:
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

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Contract Costs
Incremental Costs of Obtaining a Contract
Incremental costs of obtaining a contract primarily include commissions paid to our internal sales personnel. We consider all such commissions to be both incremental and recoverable since they are only paid when a contract is secured. These capitalized costs are amortized on a straight-line basis over the expected period of benefit, which is determined based on the average customer life, which includes anticipated renewals of contracts. As of March 31, 2026 and December 31, 2025, the total unamortized costs reported as deferred costs on our balance sheet amounted to $34.8 million and $32.4 million, respectively, for internal sales commissions. For the three months ended March 31, 2026 and 2025, amortization related to the sales commission asset was $3.6 million and $3.1 million, respectively. The aforementioned amortization amounts are included in sales and marketing in our consolidated statements of operations.
Costs to Fulfill a Contract
We capitalize costs incurred to fulfill contracts that i) relate directly to the contract, ii) are expected to generate resources that will be used to satisfy performance obligations under the contract, and iii) are expected to be recovered through revenue generated under the contract. Costs incurred to implement clients on our solutions (e.g., direct labor) are capitalized and amortized on a straight-line basis over the estimated customer life if we expect to recover those costs. As of March 31, 2026 and December 31, 2025, the total unamortized costs reported as deferred costs on our balance sheet amounted to $63.5 million and $61.6 million, respectively, for fulfillment costs. For the three months ended March 31,

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
2026 and 2025, amortization related to the fulfillment cost asset was $4.6 million and $3.7 million, respectively. The aforementioned amortization amounts are included in the costs of revenue in our consolidated statements of operations.
There were no impairment losses relating to deferred costs during the periods presented.
Channel Partners
We account for fees paid to channel partners within sales and marketing expenses in the accompanying statements of operations. For the three months ended March 31, 2026 and 2025, we recorded fees to all channel partners of $21.2 million and $18.2 million, respectively. As we are primarily responsible for contracting with and fulfilling contracts for the end user, we record revenue gross of related channel partner fees.
Cash and cash equivalents
We consider highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any credit losses in such accounts.

Investment securities
Our short-term investments, which consist of debt securities, are stated at fair value. These debt securities have been categorized as available-for-sale and classified as current assets given their maturity date is 12 months or less. Unrealized holding gains and losses for debt securities, net of applicable deferred taxes, are included in other comprehensive income or loss as a component of stockholders’ equity until realized from a sale or an expected credit loss is recognized. For the purpose of determining realized gross gains and losses for debt securities sold, that are included as a component of interest income/(expense) in the consolidated statements of income, the cost of investment securities sold is based upon specific identification. We recorded $0.7 million and $0.1 million of interest income on investment securities for the three months ended March 31, 2026 and 2025, respectively, within “Other expense” of our statements of operations.
Under the current expected credit losses model expected losses on available-for-sale debt securities are recognized through an allowance for credit losses rather than as reductions in the amortized cost of securities. For debt securities whose fair value is less than their amortized cost which we do not intend to sell or are not required to sell, we evaluate the expected cash flows to be received as compared to amortized cost and determine if an expected credit loss has occurred. In the event of any expected credit loss, only the amount of impairment associated with the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income. To the extent we have the intent to sell the debt security, or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.
There were no impairment losses relating to our investment securities during the periods presented.

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-13, “Expense Disaggregation Disclosures.” The standard is intended to benefit investors by providing more detailed information about expenses that is critically important in understanding an entity’s performance, assessing an entity’s prospects for future cash flows, and comparing an entity’s performance over time and with that of other entities. For public business entities, this ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the effect of the adoption of this amendment on our consolidated financial statements.

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
3. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by revenue type and the timing of revenue recognition (in thousands):

		Three months ended March 31,
	Recognition	2026	2025
Subscription revenue	Over time	$172,170	$125,041
Volume-based revenue	Over time	139,461	129,918
Implementation services and other revenue	Various	2,243	1,476
Total revenues		$313,874	$256,435
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
Revenue recognized from the amounts included in deferred revenue as of the beginning of the period was $17.3 million and $8.2 million for the three months ended March 31, 2026 and 2025, respectively.
Transaction Price Allocated to Remaining Performance Obligations
At March 31, 2026, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the next 12 months and greater than 12 months was $78.8 million and $38.6 million, respectively.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

	Three months ended March 31,
($ in thousands)	2026	2025
Total Revenue	$313,874	$256,435
Less:
Materials and connectivity	67,121	60,392
Labor and associated expenses	29,914	22,893
Research and development	18,368	11,078
Sales and marketing	45,830	40,123
General and administrative	30,724	23,300
Depreciation	6,978	5,265
Amortization	34,474	28,115
Interest and non-operating expenses, net	20,647	18,960
Income tax expense	16,535	17,040
Segment Net income	$43,283	$29,269
Consolidated Net income	$43,283	$29,269

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Investment Securities
The following table summarizes unrealized positions for our investment securities classified as available-for-sale fixed-maturity debt securities, disaggregated by class of instrument (in thousands):

	Amortized Cost	Allowances for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value
As of March 31, 2026
Commercial paper	$24,720	$—	$—	$20	$24,700
Corporate notes	10,092	—	—	10	10,082
U.S. treasury bills	20,958	—	—	8	20,950
U.S. government agencies	68,883	—	—	22	68,861
Total	$124,653	$—	$—	$60	$124,593
As of December 31, 2025
Commercial paper	$12,439	$—	$—	$4	$12,435
U.S. treasury bills	$7,459	$—	$1	$—	$7,460
U.S. government agencies	$4,982	$—	$—	$—	$4,982
Total	$24,880	$—	$1	$4	$24,877

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Fair Value Measurements and Disclosures
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
March 31, 2026
Available-for-sale fixed-maturity securities
Commercial paper	Investment securities	$24,700	$—	$24,700	$—
Corporate notes	Investment securities	$10,082	$—	$10,082	$—
U.S. treasury bills	Investment securities	$20,950	$—	$20,950	$—
U.S. government agencies	Investment securities	$68,861	$—	$68,861	$—
Money market funds	Cash and cash equivalents	$191	$191	$—	$—
Other financial assets:
Interest rate cap	Other current assets	$17	$—	$17	$—
Interest rate swaps	Other current assets	$1,181	$—	$1,181	$—
December 31, 2025
Available-for-sale fixed-maturity securities
Commercial paper	Investment securities	$12,435	$—	$12,435	$—
U.S. treasury bills	Investment securities	$7,460	$—	$7,460	$—
U.S. government agencies	Investment securities	$4,982	$—	$4,982	$—
Money market funds	Cash and cash equivalents	$25,292	$25,292	$—	$—
Other financial assets:
Interest rate cap	Other current assets	$274	$—	$274	$—
Other financial liabilities:
Interest rate swaps	Other accrued expenses	$621	$—	$621	$—
Interest rate swaps	Other long-term liabilities	$414	$—	$414	$—
The fair values of our interest rate swaps and cap are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps and cap, as well as considering published discount factors, and projected SOFR curve. The fair value of long-term debt was a Level 2 instrument whose fair value was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities. The carrying value of our First Lien Credit Facility was $1,377.7 million and $1,401.2 million compared to a fair value of $1,372.5 million and $1,408.3 million at March 31, 2026 and December 31, 2025, respectively. The carrying value of our Receivables Facility approximated fair value at March 31, 2026 and December 31, 2025. There were no transfers in or out of Level 3 during the periods presented.
As of March 31, 2026 and December 31, 2025, the carrying value of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. Interest rate swaps are Level 2 instruments whose fair value is derived from discounted cash flows adjusted for nonperformance risk. Investment securities are Level 2 instruments whose fair value is observed through market data of similar securities. Money market funds are Level 1 instruments whose fair value is observed through daily quoted prices of similar assets. Money market funds are considered cash equivalents because they have a maturity of less than three months and are highly liquid.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Property and Equipment, Net
The balances of the major classes of property and equipment are as follows (in thousands):

	March 31, 2026	December 31, 2025
Computer hardware	$51,645	$44,045
Capitalized internal-use software	60,162	53,373
Purchased computer software	23,320	23,188
Furniture and fixtures	4,212	4,184
Office equipment	272	271
Leasehold improvements	5,515	4,994
Internal-use software in progress	20,231	19,110
	165,357	149,165
Accumulated depreciation	(104,495)	(97,516)
Total	$60,862	$51,649
Depreciation of fixed assets, including the amortization of capitalized software, for the three months ended March 31, 2026 and 2025 was $7.0 million and $5.3 million, respectively.
We capitalized $7.9 million and $4.5 million in software development costs for the three months ended March 31, 2026 and 2025, respectively. Amortization of capitalized software was $4.7 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively. The net book value of capitalized software development costs was $39.0 million and $35.9 million as of March 31, 2026 and December 31, 2025, respectively.
There were no impairments of property and equipment for the three months ended March 31, 2026 and 2025, respectively.
8. Goodwill and Other Intangible Assets
Goodwill has a balance of $4.0 billion as of both March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026, there was a $2.0 million reduction to goodwill due to a measurement period adjustment related to the prior year acquisition of Iodine. The measurement period adjustment was related to finalizing closing working capital as outlined within the Merger Agreement. There were no additions, disposals or impairments to goodwill during the three months ended March 31, 2025.
Amortization for definite-lived intangible assets is as follows (in thousands, except useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life
As of March 31, 2026
Customer relationships	$1,720,000	$(567,402)	$1,152,598	11.8
Purchased developed technology	119,800	(32,115)	87,685	4.4
Tradenames and trademarks	45,100	(27,018)	18,082	3.1
Total	$1,884,900	$(626,535)	$1,258,365
As of December 31, 2025
Customer relationships	$1,720,000	$(539,645)	$1,180,355	12.0
Purchased developed technology	119,800	(27,045)	92,755	4.6
Tradenames and trademarks	45,100	(25,371)	19,729	3.3
Total	$1,884,900	$(592,061)	$1,292,839

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Amortization expense was $34.5 million and $28.1 million for the three months ended March 31, 2026 and 2025, respectively.
9. Leases
The following table presents components of lease expense for the three months ended March 31, 2026 and 2025, (in thousands):

	Three months ended March 31,
	2026	2025
Finance lease cost
Interest on lease liabilities	—	180
Operating lease cost	1,320	1,138
Variable lease cost	134	266
Short-term lease	221	196
Total lease cost	$1,675	$1,780
Maturities of lease liabilities as of March 31, 2026 are as follows (in thousands):

Operating Leases
2026	$5,008
2027	4,584
2028	4,270
2029	2,849
2030	1,283
Thereafter	—
Total future minimum lease payments	17,994
Less: Interest	1,540
Total	$16,454
Supplemental cash flow information related to leases for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,787	$1,614
Financing cash flows for financing leases	—	399
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$—	$—
Supplemental balance sheet information related to leases as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years):
Operating leases	3.4	3.5
Weighted average discount rate:
Operating leases	5.0	5.0

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
10. Income Taxes
We recognized income tax expense of $16.5 million and $17.0 million for the three months ended March 31, 2026 and 2025, respectively, based on the year-to-date pre-tax income. Our effective income tax rate was 27.2% and 36.8% for the three months ended March 31, 2026 and 2025, respectively. Differences in the effective tax rate and statutory federal income tax rate of 21% are primarily driven by the impact of certain limitations on the deductibility of stock-based compensation recognized for financial reporting purposes as well as state income taxes and research and development credits claimed.
11. Accounts Receivable Securitization
As of March 31, 2026 and December 31, 2025, we had $100.0 million and $80.0 million, respectively, outstanding under a receivables financing agreement with a counterparty as the lender, which provides for a three-year receivables facility with a limit of $100.0 million (the “Receivables Facility”). Pursuant to the Receivables Facility, we sell and/or contribute current and future receivables to Waystar RC, LLC as the Special Purpose Entity (“SPE”). The SPE, in turn, pledges its interests in the receivables to the counterparty, which either makes loans or issues letters of credit on behalf of the SPE. All receivables remain on our balance sheet as they continue to be the property of our consolidated entities under the securitization.
On February 13, 2026, we executed an amendment to our Receivables Facility that increased the credit available to us from $80.0 million to $100.0 million and extended the maturity date from October 31, 2026 to February 13, 2029. Additionally, the amendment decreased the interest rate on the Receivables Facility from 1.61% per annum above the SOFR rate to 1.10% per annum above the SOFR rate. In connection with this amendment, we capitalized $0.2 million of lender fees.
The interest rate under the Receivables Facility is 1.10% per annum above the SOFR rate with a minimum base of 0%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the Receivables Facility is paid monthly in arrears. At March 31, 2026, the effective interest rate for the Receivables Facility was 4.76%.
All principal under the Receivables Facility is due on February 13, 2029.
The Receivables Facility contains certain covenants which, among other things, require we maintain certain collection thresholds with respect to our accounts receivable. We were in compliance with all such debt covenants during the periods presented.
12. Debt
Debt instruments consist primarily of term notes, revolving lines of credit, and a Receivables Facility as follows (in thousands):

	March 31, 2026	December 31, 2025
First lien term loan facility outstanding debt	$1,377,698	$1,401,246
Receivables facility outstanding debt	100,000	80,000
Total outstanding debt	1,477,698	1,481,246
Unamortized debt issuance costs	(7,923)	(8,343)
Current portion of long-term debt	(14,194)	(14,194)
Total long-term debt, net	$1,455,581	$1,458,709

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The maturity of long-term principal payments (excluding debt discount) at March 31, 2026 is as follows (in thousands):

2026	$10,646
2027	14,194
2028	14,194
2029	1,438,664
$1,477,698
As of March 31, 2026 and December 31, 2025, there is no outstanding balance on our Revolving Credit Facility. The interest rate under the Revolving Credit Facility is 1.50% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. At March 31, 2026, the effective interest rate for the Revolving Credit Facility is 5.16%.
On February 23, 2026, we utilized the funds from the most recent amendment on our Receivables Facility (see Note 11) to repay $20.0 million on our First Lien Credit Facility ("February 2026 First Lien Paydown"). As part of the February 2026 First Lien Paydown, we recorded a loss on extinguishment of $0.1 million for the three months ended March 31, 2026. The interest rate under the amended First Lien Credit Facility is 2.00% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the First Lien Credit Facility is paid monthly in arrears. At March 31, 2026, the effective interest rate for First Lien Credit Facility is 5.84%.

Principal on the First Lien Credit Facility is payable in 20 equal quarterly installments with the remaining balance to be paid on October 22, 2029. As of March 31, 2026, there are 14 payments remaining. The First Lien Credit Agreement contains certain covenants which, among other things, restrict our ability to incur additional indebtedness. We were in compliance with such debt covenants as of March 31, 2026.
We had unamortized debt issuance costs of $7.9 million and $8.3 million as of March 31, 2026 and December 31, 2025, respectively.
In connection with the Revolving Credit Facility, unamortized debt issuance costs were $1.5 million and $1.7 million as of March 31, 2026 and December 31, 2025, respectively.
13. Derivative Financial Instruments
To mitigate the risk of an increase in interest rates on the First Lien Credit Facility, we entered into interest rate swaps on January 13, 2023, April 1, 2025 and April 9, 2025, along with an interest rate cap on October 1, 2025. We attempt to minimize our interest risk exposure by fixing our rate through the utilization of interest rate swaps and caps, which are derivative instruments. The interest rate swaps mitigate the exposure on the variable component of interest on our First Lien Credit Facility. The interest rate swaps result in the fixed interest rate shown in the tables below on the swapped portion of the First Lien Credit Facility. Our swaps are entered into with financial institutions that participate in the First Lien Credit Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.
As of March 31, 2026, we have the following interest rate swap or cap agreements designated as hedging instruments:

Effective Dates	Floating Rate Debt		Fixed Rates
October 1, 2025 through April 30, 2026	$127.0	million	3.50%
January 31, 2026 through March 31, 2027	$275.0	million	3.59%
January 31, 2026 through March 31, 2027	$275.0	million	3.27%

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
As of December 31, 2025, we have the following interest rate swap or agreements designated as hedging instruments:

Effective Dates	Floating Rate Debt		Fixed Rates
May 31, 2023 through January 31, 2026	$506.7	million	3.87%
April 1, 2025 through January 30, 2026	$80.0	million	3.59%
October 1, 2025 through April 30, 2026	$127.0	million	3.50%
January 31, 2026 through March 31, 2027	$275.0	million	3.59%
January 31, 2026 through March 31, 2027	$275.0	million	3.27%
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
The effect of derivative instruments designated as hedging instruments on the accompanying consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI/AOCL on Derivative	Location of Gain or (Loss) Reclassified from AOCI/AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCI/AOCL into Income	Total Interest Expense on Consolidated Statements of Operations
Interest rate swaps:
Three Months Ended March 31, 2026	$1,520	Interest expense	$156	$(20,647)
Three Months Ended March 31, 2025	$(556)	Interest expense	$573	$(18,900)
The net amount of accumulated other comprehensive income expected to be reclassified to interest income in the next 12 months is $0.9 million.
14. Related Party Transactions
At March 31, 2026 and December 31, 2025, we had $68.0 million and $64.8 million, respectively, of outstanding debt as part of the First Lien Credit Facility from Bain Affiliated Funds and CPPIB Credit Investments III Inc., affiliates of Bain Capital LP and Canada Pension Plan Investment Board (“Affiliated Debtholders”). Interest expense associated with and paid to Affiliated Debtholders was $0.9 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
Bain Capital LP has an ownership interest in us and a significant interest in some clients for whom we provide software solutions. For the three months ended March 31, 2026 and 2025, we earned revenue of $0.8 million from four clients and $0.6 million from five clients, respectively. They also have an ownership interest in us and a significant interest in some vendors that provide us with software solutions. For the three months ended March 31, 2026 and 2025, we expensed $0.8 million from three vendors and $0.6 million from two vendors, respectively, for software services from these vendors in cost of revenue expense.
Advent has an ownership interest in us and a significant interest in some clients for whom we provide software solutions. For the three months ended March 31, 2026, we earned $0.5 million from two customers. They also have ownership in us and a significant interest in one vendor that provides us with software solutions. For the three months ended March 31, 2026, we expensed $0.1 million for software services from this vendor in cost of revenue expenses. Advent did not have an ownership interest in us during the three months ended March 31, 2025.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
15. Common and Preferred Stock
In connection with our initial public offering ("IPO"), our amended and restated certificate of incorporation became effective on June 10, 2024, which authorizes the issuance of 2,500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. The shares of preferred stock have rights and preferences, including voting rights, designated from time to time by the Board of Directors. In connection with the amendment and restatement of our certificate of incorporation effective on the IPO date, the Class A common stock shares were automatically reclassified as, and became, one share of common stock. There were 191,685,290 and 191,587,193 common stock shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.
16. Retirement Plans
We maintain qualified 401(k) plans which cover substantially all employees meeting certain eligibility requirements. Participants may contribute a portion of their compensation to the plans, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Under these plans, we contribute various percentages of employees’ salaries to the plans. Total expenses included in operating expenses in the accompanying consolidated statement of operations related to the plans were $1.7 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively.
17. Stock-based Compensation
Equity incentive plans
On October 22, 2019, the Board of Directors approved the Waystar Holding Corp. 2019 Stock Incentive Plan (“2019 Waystar Holding Plan”). Under this plan, we can issue up to 9.9 million options or other equity awards. The granted awards contain service criteria, performance criteria, market conditions, or a combination thereof for vesting and have a 10-year contractual term. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. Options with a performance condition and a market condition vest based upon a change in control, initial public offering, or a sponsor distribution or deemed return if the investors have achieved specified levels of return on investment. In addition, as part of a change in control in 2019, 2.1 million fully vested rollover options remain outstanding.
The Board of Directors approved the Waystar Holding Corp. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), effective as of June 6, 2024, the date of pricing of our IPO. Under this plan, we can issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of our Common Stock, restricted stock units, performance based stock units, and other equity-based awards tied to the value of our shares. Under this plan, we can issue up to 10 million options and other equity awards, subject to annual increases as outlined under the plan. The number of shares available to be issued automatically increases on the first day of each fiscal year beginning in 2025 by a number of shares equal to the lesser of the positive difference, if any, between 5% of the outstanding common stock on the last day of the immediately preceding fiscal year, minus the plan share reserve on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. The restricted stock units (“RSUs”) under the 2024 Equity Incentive Plan generally vest over 4 or 5 years with 25% or 20% vesting, respectively, in equal vesting installments. The performance-based stock units (“PSUs”) under the 2024 Equity Incentive Plan that include market-based conditions vest between 0% and 200% based on our total shareholder return (“TSR”) relative to a designated peer group as defined in the respective agreement over a four-year performance period. PSUs under the 2024 Equity Incentive Plan that include performance-based conditions vest between 0% and 200% based on the probable outcome of achieving cumulative revenue and Adjusted EBITDA targets over a three-year performance period. As of March 31, 2026, 7.4 million shares were available for future grants under this plan.
The Board of Directors approved the Waystar Holding Corp. 2024 Employee Stock Purchase Plan (the “ESPP”), effective as of June 6, 2024, the date of pricing of our IPO. A total of 3,250,000 shares of common stock are initially reserved for the ESPP. The number of shares available to be issued for the ESPP will automatically increase each fiscal year beginning in 2025 by a number of shares equal to the lesser of the positive difference, if any, between 1% of the outstanding common stock on the last day of the immediately preceding fiscal year and the number of shares of common stock available for the issuance of shares pursuant to the plan on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. The number of shares available to be issued for the ESPP will not exceed 27,000,000 as outlined in the plan agreement. Our employees contribute funds via payroll deductions during the

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
offering periods, which are used to buy Waystar common shares at a discount of up to 15% of the purchase price at the purchase date. Offerings to purchase shares are granted twice annually on or about June 30 and December 31. During the three months ended March 31, 2026 and 2025, 51,221 and zero common shares were issued as part of the ESPP, respectively. For the three months ended March 31, 2026 and 2025, expense of $0.1 million and $0.1 million, respectively, has been recorded which represents the 15% discount given to the employees under the ESPP.

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
No options were granted during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had 6.7 million fully vested options with a weighted average exercise price of $15.39 per share, an aggregate intrinsic value of $66.6 million and an average remaining contractual term of 3.8 years. The total fair value of options vested was $1.5 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.
Information pertaining to option activity under all plans (including rollover options) during the three months ended March 31, 2026 and 2025 is as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding December 31, 2025	13,992,173	$18.71	5.1
Granted	—	—
Exercised	(43,923)	7.87
Forfeited	(836,626)	21.02
Outstanding March 31, 2026	13,111,624	$18.60	4.8

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding December 31, 2024	16,511,128	$17.57	5.8
Granted	—	—
Exercised	(855,469)	12.49
Forfeited	(30,976)	23.63
Outstanding March 31, 2025	15,624,683	$17.84	5.7

The aggregate intrinsic value of options exercised (the difference between the fair market value of our stock on the date of exercise and the exercise price) was approximately $1.0 million and $25.0 million for the three months ended March 31, 2026 and 2025, respectively.
We expect to incur compensation expense of approximately $27.6 million over a weighted average of 2.7 years for all unvested time-based awards outstanding on March 31, 2026.
RSUs
The RSUs granted on June 10, 2024 in conjunction with the IPO were valued at the IPO price. Subsequent RSU grants have been valued using our common stock price as of the grant date based on the publicly traded value per NASDAQ, and are expensed on a straight-line basis over the applicable vesting period. All vesting is contingent on continued service.
The following table summarizes RSU activity during the three months ended March 31, 2026 and 2025.

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2025	4,220,158	$31.65
Granted	1,827,992	24.83
Vested	(2,953)	38.17
Forfeited	(546,533)	31.01
Outstanding March 31, 2026	5,498,664	$29.44

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2024	2,089,241	$21.91
Granted	11,822	38.17
Vested	—	—
Forfeited	(7,607)	21.50
Outstanding March 31, 2025	2,093,456	$22.00
We expect to incur compensation expense of $140.5 million over a weighted average of 3.4 years for all unvested RSUs outstanding on March 31, 2026.
PSUs
We utilize the Monte Carlo pricing model to estimate the fair value of the market-based condition PSUs at the grant date under the 2024 Equity Incentive Plan. The Monte Carlo model incorporates assumptions regarding expected volatility, correlation between performance of our stock price and that of publicly traded peer companies, expected dividend yields and the risk-free interest rate. The Monte Carlo pricing model simulates potential future stock price paths yielding a grant

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
date fair value that reflects the likelihood of varying outcomes. These awards are expensed on a straight-line basis over the applicable vesting period utilizing the fair value at the grant date. There were no market-based condition PSUs granted during the three months ended March 31, 2026 or 2025.

For PSUs granted with performance-based conditions, they have been valued using our common stock price as of the grant date. The number of shares to be issued ranges from 0% to 200% based on the achievement of certain cumulative revenue and Adjusted EBITDA targets. Expense is recognized over the three-year vesting period based on the probable achievement of these targets at the end of the three-year performance period, as outlined in the agreement. If the targets are not met, no expense is recognized, and any previously recognized expense is reversed.
The following table summarizes PSU activity during the three months ended March 31, 2026.

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2025	396,197	$61.67
Granted	1,246,385	25.20
Vested	—	—
Forfeited	—	—
Outstanding March 31, 2026	1,642,582	$33.99
We expect to incur compensation expense of $47.2 million over a weighted average of 2.8 years for all unvested PSUs outstanding on March 31, 2026.
Stock-based Compensation
We recorded stock-based compensation expense of $11.4 million and $6.7 million for the three months ended March 31, 2026 and 2025, respectively.
Stock-based compensation expense was recorded in the following cost and expense categories in the consolidated statements of operations:

	Three months ended March 31,
	2026	2025
Cost of revenue	$435	$231
General and administrative	8,752	4,106
Sales and marketing	(391)	1,392
Research and development	2,650	1,015
Total	$11,446	$6,744
Stock-based compensation mapped to sales and marketing expense was a net credit for the three months ended March 31, 2026 due to forfeitures recorded during the period.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
18. Other Accrued Expenses
Other accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued income taxes	$17,274	$4,957
Other taxes payable	2,275	2,882
Accrued severance	739	920
Retirement plan payable	238	307
Accrued self insurance claims	2,344	1,160
Accrued interest	403	655
ESPP payable	812	1,721
Other	4,890	10,388
Total	$28,975	$22,990
19. Income Per Share
A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows (in thousands, except for share and per share data):

	Three months ended March 31,
	2026	2025
Basic income per share:
Net income	$43,283	$29,269
Net income attributable to common shares	$43,283	$29,269
Weighted average common stock outstanding	191,666,913	172,188,237
Basic weighted average common stock outstanding	191,666,913	172,188,237
Basic income per share	$0.23	$0.17

Diluted income per share:
Net income	$43,283	29,269
Net income attributable to common shares	$43,283	$29,269
Dilutive effect of stock options	2,934,888	7,392,322
Dilutive effect of RSUs	539,856	1,111,435
Dilutive effect of ESPP	13,469	—
Weighted average common stock outstanding	195,155,126	180,691,994
Diluted weighted average common stock outstanding	195,155,126	180,691,994
Diluted income per share	$0.22	$0.16
Because of their anti-dilutive effect, 7,301,871 and 5,419,789 common share equivalents comprised of stock options and RSUs have been excluded from diluted earnings per share calculation for the three months ended March 31, 2026 and 2025, respectively.
20. Commitments and Contingencies
We may be subject to legal proceedings, claims, asserted or unasserted, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Waystar Holding Corp. (“Waystar”, the “Company”, “we”, “us”, and “our”) should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Form 10-Q, and the consolidated financial statements and related notes included in the 2025 Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside our control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Cautionary Statement Concerning Forward-Looking Statements” above and “Risk Factors” in the 2025 Form 10-K and our other filings with the SEC.
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
Our software is used daily by providers of all types and sizes across the continuum of care, including physician practices, clinics, surgical centers, and laboratories, as well as large hospitals and health systems. We currently serve over 30,000 clients of various sizes, representing over one million distinct providers practicing across a variety of care sites, including 16 of the top 20 U.S. News Best Hospitals. Our business model aligns with our clients' growth; as they serve more patients, claims and transaction volumes increase, driving corresponding growth in our business. In addition, our clients frequently adopt a greater number of our solutions over time and introduce our solutions across new sites of care. In 2025, we facilitated over 7.5 billion healthcare payments transactions, including over $2.4 trillion in gross claims volume spanning approximately 60% of patients and one-in-three hospital discharges in the United States.
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
We have demonstrated an ability to drive recurring, predictable, and profitable growth. Over 99% of our revenue is either recurring subscription or based on highly predictable volumes. For the 12 months ended March 31, 2026, our Net Revenue Retention Rate was 110.5%, and we have 1,433 clients as of March 31, 2026 generating over $100,000 over the same 12-month period. For the three months ended March 31, 2026, we generated revenue of $313.9 million (reflecting a 22.4% increase compared to revenue of $256.4 million for the same period in the prior year), net income of $43.3 million compared to net income of $29.3 million for the same period in the prior year, and Adjusted EBITDA of $135.4 million (reflecting a 25.7% increase compared to Adjusted EBITDA of $107.7 million for the same period in the prior year).
Secondary Offering
On February 24, 2025, the Institutional Investors closed an underwritten public offering of 23,000,000 shares of our common stock (inclusive of the underwriters’ option to purchase additional shares) (the “First Secondary Offering”). On May 15, 2025, the Institutional Investors closed another underwritten public offering of 14,375,000 shares of our common stock (inclusive of the underwriters’ option to purchase additional shares) (the “Second Secondary Offering”). Additionally, on September 10, 2025, the Institutional Investors closed another underwritten public offering of 18,000,000 shares of our common stock (the “Third Secondary Offering”). We did not sell any shares in these offerings or receive any proceeds from these offerings. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, dated as of June 10, 2024, by and among Waystar, the Institutional Investors, and certain other parties thereto, we paid $1.4 million in certain expenses on behalf of the selling stockholders related to these offerings for the three months ended March 31, 2025, while the selling stockholders paid all applicable underwriting discounts and commissions.
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
Timing and Number of Acquisitions
Since 2018, we have completed and successfully integrated 10 acquisitions, one of which was Iodine that closed in the fourth quarter of 2025. The historical results of operations of our acquisitions are only included starting from the date of closing of such acquisition. As a result, our consolidated statements of operations for any given period during which an acquisition closed may not be comparable to future periods, which would include the results of operations of such acquisition for the entirety of such future period.
Impacts of Our Competitor’s Cybersecurity Attack
Following the February 2024 cybersecurity incident involving one of our competitors, more than 30,000 providers, including a significant number of large health systems and ambulatory providers, began adopting our solutions, and we were able to implement our solutions for many of these new clients in as little as 48 hours. This incident and our response to it generated approximately $11 million in additional revenue in the three months ended March 31, 2025 due to increased win rates above our historically competitive rates and associated accelerated implementation timeline.
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
•Subscription revenue. Reflects recurring monthly provider count fees and minimum amounts owed. The vast majority of subscription revenue is generated by provider solutions, which constituted approximately 70% of total revenue in each of the three months ended March 31, 2026 and 2025.
•Volume-based revenue. Represents recurring fees associated with transaction count or dollar volumes in excess of minimums. Generally, approximately half of our volume-based revenue is generated from provider solutions that are based on transaction count, with the other half from patient payments solutions that are based on either dollar volumes or transaction count.
We also derive revenue from implementation fees for our software, as well as hardware sales to facilitate patient payments. Our implementation fees are billed upfront and the revenue is recognized ratably over the contractual term.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue includes salaries, stock-based compensation, and benefits (“personnel costs”) for our team members who are focused on implementation, support, and other client-focused operations, as well as team members focused on enhancing and developing our platform. Cost of revenue also includes costs for third-party technology such as interchange fees and infrastructure related to the operations of our platform, including communicating and processing patient payments, and services to support the delivery of our solutions. Third-party costs for patient payments solutions are approximately 60% of the revenue generated from these solutions, while third-party costs for provider solutions are approximately 6% to 7% of the associated revenue, in each case, for both the three months ended March 31, 2026 and 2025.
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
Income Tax Expense
Income tax expense includes current income tax and income tax credits from deferred taxes. Income tax expense is recognized in profit and loss except to the extent that it relates to items recognized in equity or other comprehensive income, in which case the income tax expense is also recognized in equity or other comprehensive income.

Results of Operations for the Three Months Ended March 31, 2026 and 2025
The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Three months ended March 31,
	2026			2025		Change
($ in thousands)	($)	(%)		($)	(%)	($)	(%)
Revenue	$313,874	100.0%		$256,435	100.0%	$57,439	22.4%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	97,035	30.9%		83,345	32.5%	13,690	16.4%
Sales and marketing	45,830	14.6%		40,123	15.6%	5,707	14.2%
General and administrative	30,724	9.8%		23,300	9.1%	7,424	31.9%
Research and development	18,368	5.9%		11,078	4.3%	7,290	65.8%
Depreciation and amortization	41,452	13.2%		33,380	13.0%	8,072	24.2%
Total operating expenses	233,409	74.4%	`	191,226	74.6%	42,183	22.1%
Income from operations	80,465	25.6%		65,209	25.4%	15,256	23.4%
Other expense
Interest expense, net	(19,714)	(6.3)%		(18,257)	(7.1)%	(1,457)	8.0%
Related party interest expense	(933)	(0.3)%		(643)	(0.3)%	(290)	45.1%
Income before income taxes	59,818	19.1%		46,309	18.1%	13,509	29.2%
Income tax expense	16,535	5.3%		17,040	6.6%	(505)	(3.0)%
Net income	$43,283	13.8%		$29,269	11.4%	$14,014	47.9%
Revenue

	Three months ended March 31,
	2026		2025		Change
($ in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue
Subscription revenue	$172,170	54.9%	$125,041	48.8%	$47,129	37.7%
Volume-based revenue	139,461	44.4%	129,918	50.7%	9,543	7.3%
Services and other revenue	2,243	0.7%	1,476	0.6%	767	52.0%
Total Revenue	$313,874	100.0%	$256,435	100.0%	$57,439	22.4%
Revenue was $313.9 million for the three months ended March 31, 2026 as compared to $256.4 million for the three months ended March 31, 2025, an increase of $57.4 million, or 22.4%, of which $47.1 million was attributed to increased subscription revenue from existing and acquired clients, almost all of which is generated by provider solutions. Another $9.5 million was attributed to increased volume-based revenue, primarily related to expansion of existing client usage, of which $6.4 million of the volume-based increase was generated by provider solutions and $3.2 million by patient payment solutions.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue (exclusive of depreciation and amortization) was $97.0 million for the three months ended March 31, 2026 as compared to $83.3 million for the three months ended March 31, 2025, an increase of $13.7 million, or 16.4%. The increase was driven by $6.7 million in increased costs stemming from higher transaction volume and associated third-party costs, including higher platform usage, of which approximately $4.7 million was from third-party costs associated with provider solutions and $2.0 million was third-party costs associated with payment solutions. Additionally, there was a $4.8 million increase in personnel costs, net of capitalized expenses.

Sales and Marketing
Sales and marketing expense was $45.8 million for the three months ended March 31, 2026 as compared to $40.1 million for the three months ended March 31, 2025, an increase of $5.7 million, or 14.2%. The increase was primarily driven by an increase in channel partner fees and amortization of the internal commission deferred contract costs asset of $3.6 million associated with revenue growth as well as increased personnel costs of $3.4 million.
General and Administrative
General and administrative expense was $30.7 million for the three months ended March 31, 2026 as compared to $23.3 million for the three months ended March 31, 2025, an increase of $7.4 million, or 31.9%. The increase was primarily due to an increase in stock-based compensation expense of $4.6 million as well as an increase in personnel costs of $1.6 million.
Research and Development
Research and development expense was $18.4 million for the three months ended March 31, 2026 as compared to $11.1 million for the three months ended March 31, 2025, an increase of $7.3 million, or 65.8%. The increase was primarily driven by an increase in personnel costs, net of capitalized expenses, of $3.4 million, as well as an increase in stock-based compensation expense of $1.6 million.
Depreciation and Amortization
Depreciation and amortization expense was $41.5 million for the three months ended March 31, 2026, as compared to $33.4 million for the three months ended March 31, 2025, an increase of $8.1 million, or 24.2%. The increase is primarily due to additional amortization from new Iodine intangible assets acquired on October 1, 2025.
Interest Expense, net
Total interest expense was $20.6 million for the three months ended March 31, 2026 as compared to $18.9 million for the three months ended March 31, 2025, an increase of $1.7 million, or 9.2%. The increase was primarily driven by the additional balance taken out on our First Lien Credit Facility to help fund the Iodine acquisition completed on October 1, 2025, resulting in an increase to the corresponding interest expense.
Income Tax Expense
Income tax expense of $16.5 million for the three months ended March 31, 2026 was relatively flat compared to an income tax expense of $17.0 million for the three months ended March 31, 2025, a decrease of $0.5 million.
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
Adjusted EBITDA, adjusted EBITDA margin, non-GAAP net income, and non-GAAP net income per share are not recognized terms under GAAP and should not be considered as an alternative to net income, net income per share, or net income margin as measures of financial performance or cash provided by operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be a measure of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. The presentations of these measures have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. A reconciliation is provided below for our non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income before interest expense, net, income tax expense, depreciation and amortization, and as further adjusted for stock-based compensation expense, acquisition and integration costs, asset and lease impairments, costs related to amended debt agreements, and costs related to our IPO and the Secondary Offerings. Adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
The following table presents a reconciliation of net income to adjusted EBITDA and net income margin to adjusted EBITDA margin for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Net income	$43,283	$29,269
Interest expense, net	20,647	18,900
Income tax expense	16,535	17,040
Depreciation and amortization	41,452	33,380
Stock-based compensation expense	11,446	6,744
Acquisition and integration costs	1,806	229
Costs related to amended debt agreements	227	—
IPO and Secondary Offering related expenses	7	1,430
Other (a)	—	754
Adjusted EBITDA	$135,403	$107,746
Revenue	$313,874	$256,435
Net income margin	13.8%	11.4%
Adjusted EBITDA margin	43.1%	42.0%
_______________________________________________________________
(a)Adjustments relate to additional lease costs due to the relocation of our Louisville office totaling $0.2 million and executive severance totaling $0.5 million for the three months ended March 31, 2025.
Non-GAAP Net Income and Non-GAAP Net Income Per Share
We define non-GAAP net income as GAAP net income excluding the impact of stock-based compensation, acquisition and integration costs, asset and lease impairments, costs related to our IPO and the Secondary Offerings, costs related to amended debt agreements and amortization of intangibles. The tax effects of the adjustments are calculated using a management estimated annual effective non-GAAP tax rate of 21%, which is based on our statutory federal tax rate and provides consistency across interim reporting periods by eliminating the effects of non-recurring and period specific items. Due to the differences in the tax treatment of items excluded from non-GAAP net income, our estimated tax rate on non-GAAP net income may differ from our GAAP tax rate.
Non-GAAP net income per share is shown on both a basic and diluted basis and is defined as non-GAAP net income divided by the basic or diluted weighted-average shares, respectively.

The following table presents a reconciliation of net income to non-GAAP net income and non-GAAP net income per share for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Net income	$43,283	$29,269
Stock based compensation	11,446	6,744
Acquisition and integration costs	1,806	229
Costs related to amended debt agreements	227	—
IPO and Secondary Offering related expenses	7	1,430
Other (a)	—	754
Intangible amortization	34,474	28,115
Tax effect of adjustments	(10,072)	(7,827)
Non-GAAP net income	$81,171	$58,714

Non-GAAP net income per share:
Basic	$0.42	$0.34
Diluted	$0.42	$0.32
Weighted-average shares outstanding:
Basic	191,666,913	172,188,237
Diluted	195,155,126	180,691,994
(a)Adjustments relate to additional lease costs due to the relocation of our Louisville office totaling $0.2 million and executive severance totaling $0.5 million for the three months ended March 31, 2025.
Key Performance Metrics
Net Revenue Retention Rate
We also regularly monitor and review our Net Revenue Retention Rate.
The following table presents our Net Revenue Retention Rate for March 31, 2026 and 2025, respectively:

	Twelve months ended March 31,
	2026	2025
Net Revenue Retention Rate	110.5%	113.5%
Our Net Revenue Retention Rate compares 12 months of client invoices for our solutions at two period end dates. To calculate our Net Revenue Retention Rate, we first accumulate the total amount invoiced during the 12 months ending with the prior period-end, or Prior Period Invoices. We then calculate the total amount invoiced to those same clients for the 12 months ending with the current period-end, or Current Period Invoices. Current Period Invoices are inclusive of upsell, downsell, pricing changes, clients that cancel or choose not to renew, and discontinued solutions with continuing clients. The Net Revenue Retention Rate is then calculated by dividing the Current Period Invoices by the Prior Period Invoices. Our total invoices included in the analysis are greater than 98% of reported revenue. We use Net Revenue Retention Rate to evaluate our ongoing operations and for internal planning and forecasting purposes. Acquired businesses are included in the last-12 month Net Revenue Retention Rate in the ninth quarter after acquisition, which is the earliest point that comparable post-acquisition invoices are available for both the current and prior 12-month period. Included within our net revenue retention rates for the twelve months ended March 31, 2026 and 2025 is the impact from the heightened win rates above our historically high rates and accelerated implementation timelines related to the cybersecurity incident of one of our competitors in February 2024.
Customer Count with >$100,000 Revenue
We also regularly monitor and review our count of clients who generate more than $100,000 of revenue.

The following table sets forth our count of clients who generate more than $100,000 of revenue for the periods presented:

	Twelve months ended March 31,
	2026	2025
Customer Count with > $100,000 Revenue	1,433	1,244
Our count of clients who generate more than $100,000 of revenue is based on an accumulation of the amounts invoiced to clients over the preceding 12 months. The invoices for acquired clients are included starting in the first full calendar quarter after the date of acquisition.
Liquidity and Capital Resources
Overview
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short-term and long-term basis are for working capital, capital expenditures, debt service requirements, and investments in future growth, including acquisitions. We have historically funded our operations and acquisitions through our cash and cash equivalents, cash flows from operations, and debt financings. We believe that our existing unrestricted cash on hand, expected future cash flows from operations, and additional borrowings will provide sufficient resources to fund our operating requirements, as well as future capital expenditures, debt service requirements, and investments in future growth for at least the next 12 months and beyond the next 12 months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings, or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control, including those described under “Risk Factors” in the 2025 Form 10-K.
On March 31, 2026 and December 31, 2025, we had restricted cash of $28.4 million and $15.5 million, respectively, which consists of cash deposited in lockbox accounts owned by us which are contractually required to be disbursed to participating clients on the following day, as well as cash collected on behalf of healthcare providers from patients that have not yet been remitted to providers. These funds payable are not available for our use and liquidity, and are offset on our balance sheet by an aggregated funds payable liability.
Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, the amount and timing of investments in strategic initiatives, our investments in property, equipment, and software, as well as other factors described under “Risk Factors” in the 2025 Form 10-K. Depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.
Cash Flows
Cash flows from operating, investing, and financing activities for the three months ended March 31, 2026 and March 31, 2025, are summarized in the following table:

	Three months ended March 31,		Change
($ in thousands)	2026	2025	Amount	Change
Net cash provided by operating activities	$84,913	$64,249	$20,664	32.2%
Net cash used in investing activities	(112,485)	(29,857)	(82,628)	276.7%
Net cash provided by financing activities	13,463	10,744	2,719	25.3%
Net increase in cash and restricted cash	$(14,109)	$45,136	$(59,245)	NM

Net Cash Provided by Operating Activities
Net cash provided by operating activities was $84.9 million for the three months ended March 31, 2026 as compared to $64.2 million for the three months ended March 31, 2025, an increase of $20.7 million. This increase was largely driven by increases in revenue and profits and changes in working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities was $112.5 million for the three months ended March 31, 2026 as compared to $29.9 million for the three months ended March 31, 2025, an increase of cash used of $82.6 million. Net cash used in investing activities increased due to an increase in investment security purchases, as well as more purchases of property and equipment during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Net Cash Provided by Financing Activities
Net cash flows provided by financing activities was $13.5 million for the three months ended March 31, 2026 as compared to $10.7 million for the three months ended March 31, 2025, an increase of $2.7 million. The primary driver of the increase was an increase in restricted cash related to customers' cash deposited into our lockbox but contractually required to be disbursed to the participating clients (see Note 2 in our 2025 Form 10-K for details on restricted cash accounting policies). This increase was offset by a decrease in proceeds from issuance of common stock from employee equity plans, as well as the net impact of proceeds from amendment to our Receivables Facility (see Note 11) and the corresponding paydown on our First Lien Credit Facility (see Note 12).
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in the 2025 Form 10-K.
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
We routinely assess the financial strength of our clients through a combination of third-party financial reports, credit monitoring, publicly available information, and direct communication with those clients. We establish payment terms with clients to mitigate credit risk and monitor its accounts receivable credit risk exposure. However, while we actively seek to mitigate credit risk, there can be no assurance that in the future it will be able to obtain credit risk insurance at commercially attractive terms or at all.
Interest Rate Risk
Our exposure to interest rate risk is related to our First Lien Credit Facility, which bears interest at SOFR plus 2.00% as of March 31, 2026. A hypothetical 100 basis point increase or decrease in the current effective rate would have had an impact on our interest expense of approximately $3.7 million for the three months ended March 31, 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Item 1, Financial Statements, Note 20 (Commitments and Contingencies), to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On March 13, 2026, Matthew J. Hawkins, our Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act to sell up to 495,000 shares of our common stock to be received upon the exercise of certain stock options, subject to certain conditions. Mr. Hawkins's trading plan will expire November 18, 2026, for a duration of 250 days, or upon the earlier sale of all the shares subject to the plan.

During the three  months ended March 31, 2026, none of our other directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

10.1
Amendment No. 2, dated as of February 13, 2026 to Receivables Financing Agreement, among Waystar RC LLC, PNC Bank, National Association, as Administrative Agent, Waystar Technologies, Inc., as initial Servicer, and PNC Capital Markets LLC, as Structuring Agent (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 17, 2026).

10.2	Form of Employee Performance Restricted Stock Unit Agreement under the Waystar Holding Corp. 2024 Equity Incentive Plan.	X

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lehi, Utah, on April 29, 2026.

WAYSTAR HOLDING CORP.

By:	/s/ Matthew J. Hawkins
	Name:	Matthew J. Hawkins
	Title:	Chief Executive Officer

By:	/s/ Steven M. Oreskovich
	Name:	Steven M. Oreskovich
	Title:	Chief Financial Officer