Form 10-Q
period 2026-06-30
Waystar Holding Corp.
filed 2026-07-29
CIK 1990354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 191,748,416 shares of common stock as of July 23, 2026.

Glossary
The following definitions apply to these terms as used in this Quarterly Report on Form 10-Q:
“Advent” means those certain investment funds of Advent International, L.P. and its affiliates;
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
•the interests of certain investors may be different than the interests of other holders of our securities; and
•the other factors described elsewhere in this report, including under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors” or as described under the heading “Risk Factors” in our 2025 Form 10-K, or as described in the other documents and reports we file with the SEC.

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

i

Part I - Financial Information
Item 1. Financial Statements
Waystar Holding Corp.
Unaudited Condensed Consolidated Balance Sheets (in Thousands, Except for Share and Per Share Data)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$12,645	$61,355
Restricted cash	32,767	15,454
Investment securities	178,954	24,877
Accounts receivable, net of allowance of $5,284 at June 30, 2026 and $6,170 at December 31, 2025	185,876	177,037
Income tax receivable	—	6,437
Prepaid expenses	24,866	20,078
Other current assets	3,866	3,174
Total current assets	438,974	308,412
Property, plant and equipment, net	68,532	51,649
Operating lease right-of-use assets, net	9,413	12,972
Intangible assets, net	1,223,891	1,292,839
Goodwill	4,014,781	4,016,818
Deferred costs	105,063	93,951
Other long-term assets	8,107	8,459
Total assets	$5,868,761	$5,785,100
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$56,219	$50,949
Accrued compensation	25,904	40,942
Aggregated funds payable	32,636	15,104
Other accrued expenses	42,812	22,990
Deferred revenue	60,874	67,855
Current portion of long-term debt	13,398	13,537
Related party current portion of long-term debt	795	657
Current portion of operating lease liabilities	5,083	6,029
Total current liabilities	237,721	218,063
Long-term liabilities
Deferred tax liability	175,322	211,320
Long-term debt, net, less current portion	1,376,348	1,394,523
Related party long-term debt, net, less current portion	76,199	64,186
Operating lease liabilities, net of current portion	9,897	11,994
Deferred revenue - long-term	6,754	5,496
Other long-term liabilities	278	692
Total liabilities	1,882,519	1,906,274
Commitments and contingencies (Note 20)
Stockholders’ equity
Preferred stock $0.01 par value - 100,000,000 and 100,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; zero shares issued or outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock $0.01 par value - 2,500,000,000 and 2,500,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 192,583,037 and 191,587,193 shares issued at June 30, 2026 and December 31, 2025, respectively; 191,923,976 and 191,587,193 shares outstanding at June 30, 2026 and December 31, 2025, respectively	1,926	1,916
Treasury stock, at cost	(12,741)	—
Additional paid-in capital	4,020,499	3,986,353
Accumulated other comprehensive income (loss)	1,219	(632)
Accumulated deficit	(24,661)	(108,811)
Total stockholders’ equity	3,986,242	3,878,826
Total liabilities and stockholders’ equity	$5,868,761	$5,785,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Operations (in Thousands, Except for Share and Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$319,674	$270,654	$633,548	$527,089
Operating expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	97,686	87,044	194,721	170,389
Sales and marketing	50,379	43,524	96,209	83,647
General and administrative	36,378	29,192	67,102	52,492
Research and development	17,723	12,622	36,091	23,700
Depreciation and amortization	41,466	33,426	82,918	66,806
Total operating expenses	243,632	205,808	477,041	397,034
Income from operations	76,042	64,846	156,507	130,055
Other expense
Interest expense, net	(18,635)	(17,325)	(38,349)	(35,582)
Related party interest expense	(1,011)	(930)	(1,944)	(1,573)
Income before income taxes	56,396	46,591	116,214	92,900
Income tax expense	15,529	14,407	32,064	31,447
Net income	$40,867	$32,184	$84,150	$61,453
Net income per share:
Basic	$0.21	$0.19	$0.44	$0.36
Diluted	$0.21	$0.18	$0.43	$0.34
Weighted-average shares outstanding:
Basic	191,868,642	173,358,382	191,719,015	172,467,988
Diluted	194,513,042	181,599,133	194,902,172	181,076,149
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income (in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$40,867	$32,184	$84,150	$61,453
Other comprehensive income/(loss), before tax:
Interest rate swaps and cap	796	(971)	2,754	(1,689)
Available-for-sale securities	(235)	(20)	(291)	(32)
Income tax effect:
Interest rate swaps and cap	(246)	239	(684)	401
Available-for-sale securities	58	5	72	8
Other comprehensive income/(loss), net of tax	373	(747)	1,851	(1,312)
Comprehensive income, net of tax	$41,240	$31,437	$86,001	$60,141

(1)Amounts reclassified out of accumulated other comprehensive income/(loss) into interest expense, net included $1,722 and $1,257 for the three months ended June 30, 2026 and 2025, respectively, and $2,549 and $1,889 for the six months ended June 30, 2026 and 2025, respectively.
(2)The income tax effects of amounts reclassified out of accumulated other comprehensive income/(loss) were $(422) and $(309) for the three months ended June 30, 2026 and 2025, respectively, and $(624) and $(465) for the six months ended June 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Three months ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at March 31, 2026	191,685,290	$1,917	—	$—	$4,000,203	$846	$(65,528)	$3,937,438
Stock-based compensation	—	—	—	—	13,843	—	—	13,843
Issuance of common stock under employee equity plans	897,747	9	—	—	6,453	—	—	6,462
Common stock repurchased	—	—	(659,061)	(12,741)	—	—	—	(12,741)
Net income	—	—	—	—	—	—	40,867	40,867
Other comprehensive income/(loss)	—	—	—	—	—	373	—	373
Balances at June 30, 2026	192,583,037	$1,926	(659,061)	$(12,741)	$4,020,499	$1,219	$(24,661)	$3,986,242

	Three months ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at March 31, 2025	172,963,709	$1,730	—	$—	$3,315,497	$316	$(191,631)	$3,125,912
Stock-based compensation	—	—	—	—	11,432	—	—	11,432
Issuance of common stock under employee equity plans	1,182,361	11	—	—	4,348	—	—	4,359
Net income	—	—	—	—	—	—	32,184	32,184
Other comprehensive income/(loss)	—	—	—	—	—	(747)	—	(747)
Balances at June 30, 2025	174,146,070	$1,741	—	$—	$3,331,277	$(431)	$(159,447)	$3,173,140
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Six months ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	191,587,193	$1,916	—	$—	$3,986,353	$(632)	$(108,811)	$3,878,826
Stock-based compensation	—	—	—	—	25,289	—	—	25,289
Issuance of common stock under employee equity plans	995,844	10	—	—	8,857	—	—	8,867
Common stock repurchased	—	—	(659,061)	(12,741)	—	—	—	(12,741)
Net income	—	—	—	—	—	—	84,150	84,150
Other comprehensive income/(loss)	—	—	—	—	—	1,851	—	1,851
Balances at June 30, 2026	192,583,037	$1,926	(659,061)	$(12,741)	$4,020,499	$1,219	$(24,661)	$3,986,242

	Six months ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	172,108,240	$1,722	—	$—	$3,298,083	$881	$(220,900)	$3,079,786
Stock-based compensation	—	—	—	—	18,168	—	—	18,168
Issuance of common stock under employee equity plans	2,037,830	19	—	—	15,026	—	—	15,045
Net income	—	—	—	—	—	—	61,453	61,453
Other comprehensive income/(loss)	—	—	—	—	—	(1,312)	—	(1,312)
Balances at June 30, 2025	174,146,070	$1,741	—	$—	$3,331,277	$(431)	$(159,447)	$3,173,140
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows (in Thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$84,150	$61,453
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	82,918	66,806
Stock-based compensation	25,249	18,274
Provision for bad debt expense	2,049	1,872
Loss on extinguishment of debt	113	—
Impairment expense	1,990	—
Deferred income taxes	(36,682)	7,437
Amortization of debt discount and issuance costs	1,329	1,346
Other	86	—
Changes in:
Accounts receivable	(10,889)	(135)
Income tax refundable	6,437	2,838
Prepaid expenses and other current assets	(5,463)	(968)
Deferred costs	(10,858)	(5,140)
Other long-term assets	44	58
Accounts payable and accrued expenses	10,544	9,308
Deferred revenue	(5,723)	(1,181)
Operating lease right-of-use assets and lease liabilities	(970)	(959)
Net cash provided by operating activities	144,324	161,009
Cash flows from investing activities
Purchase of property and equipment and capitalization of internally developed software costs	(31,440)	(11,193)
Purchase of investment securities	(260,167)	(50,525)
Proceeds from sale or maturity of investment securities	107,488	—
Measurement period adjustments related to prior year acquisition	2,037	—
Net cash used in investing activities	(182,082)	(61,718)
Cash flows from financing activities
Change in aggregated funds liability	17,532	(1,171)
Repurchase of common stock	(12,741)	—
Proceeds from issuance of common stock from employee equity plans	8,867	15,045
Proceeds from issuances of debt, net of creditor fees	19,800	—
Payments on debt	(27,097)	(5,834)
Finance lease liabilities paid	—	(444)
Net cash provided by financing activities	6,361	7,596
Increase/(decrease) in cash and cash equivalents during the period	(31,397)	106,887
Cash and cash equivalents and restricted cash–beginning of period	76,809	204,582
Cash and cash equivalents and restricted cash–end of period	$45,412	$311,469
Supplemental disclosures of cash flow information
Interest paid	$41,290	$39,745
Cash taxes paid (refunds received), net	42,816	8,346
Non-cash investing and financing activities
Fixed asset purchases in accounts payable	114	195
Reconciliation of Balance Sheet Cash Accounts to Cash Flow Statement
Balance sheet
Cash and cash equivalents	12,645	290,300
Restricted cash	32,767	21,169
Total	$45,412	$311,469
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
No liability associated with such indemnifications was recorded as of June 30, 2026 and December 31, 2025.
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
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of our financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated financial statements

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025 in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026 (the “2025 Annual Report”).
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
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The length of our contracts varies but is typically two to three years and generally renew automatically for successive one-year terms. Our revenue is reported net of applicable sales and use tax and is recognized as, or when, control of these services or products are transferred to clients, in an amount that reflects the consideration we expect to be entitled to in exchange for the contract’s performance obligations.
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
Contract Costs
Incremental Costs of Obtaining a Contract
Incremental costs of obtaining a contract primarily include commissions paid to our internal sales personnel. We consider all such commissions to be both incremental and recoverable since they are only paid when a contract is secured. These capitalized costs are amortized on a straight-line basis over the expected period of benefit, which is determined based on the average customer life, which includes anticipated renewals of contracts. As of June 30, 2026 and December 31, 2025, the total unamortized costs reported as deferred costs on our balance sheet amounted to $39.5 million and $32.4 million, respectively, for internal sales commissions. For the three months ended June 30, 2026 and 2025, amortization related to the sales commission asset was $3.9 million and $3.2 million, respectively. For the six months ended June 30, 2026 and 2025, amortization related to the sales commission asset was $7.5 million and $6.3 million, respectively. The aforementioned amortization amounts are included in sales and marketing in our consolidated statements of operations.
Costs to Fulfill a Contract
We capitalize costs incurred to fulfill contracts that i) relate directly to the contract, ii) are expected to generate resources that will be used to satisfy performance obligations under the contract, and iii) are expected to be recovered through revenue generated under the contract. Costs incurred to implement clients on our solutions (e.g., direct labor) are capitalized and amortized on a straight-line basis over the estimated customer life if we expect to recover those costs. As of June 30, 2026 and December 31, 2025, the total unamortized costs reported as deferred costs on our balance sheet amounted to $65.3 million and $61.6 million, respectively, for fulfillment costs. For the three months ended June 30, 2026

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
and 2025, amortization related to the fulfillment cost asset was $4.7 million and $3.9 million, respectively. For the six months ended June 30, 2026 and 2025, amortization related to the fulfillment cost asset was $9.3 million and $7.6 million, respectively. The aforementioned amortization amounts are included in the costs of revenue in our consolidated statements of operations.
There were no impairment losses relating to deferred costs during the periods presented.
Channel Partners
We account for fees paid to channel partners within sales and marketing expenses in the accompanying statements of operations. For the three months ended June 30, 2026 and 2025, we recorded fees to all channel partners of $22.0 million and $19.0 million, respectively. For the six months ended June 30, 2026 and 2025, we recorded fees to all channel partners of $43.5 million and $37.3 million, respectively. As we are primarily responsible for contracting with and fulfilling contracts for the end user, we record revenue gross of related channel partner fees.
Cash and cash equivalents
We consider highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any credit losses in such accounts.

Investment securities
Our short-term investments, which consist of debt securities, are stated at fair value. These debt securities have been categorized as available-for-sale and classified as current assets given their maturity date is 12 months or less. Unrealized holding gains and losses for debt securities, net of applicable deferred taxes, are included in other comprehensive income or loss as a component of stockholders’ equity until realized from a sale or an expected credit loss is recognized. For the purpose of determining realized gross gains and losses for debt securities sold, that are included as a component of interest income/(expense) in the consolidated statements of income, the cost of investment securities sold is based upon specific identification. We recorded $1.4 million and $0.5 million of interest income on investment securities for the three months ended June 30, 2026 and 2025, respectively, within “Interest expense, net” of our statements of operations. We recorded $2.1 million and $0.6 million of interest income on investment securities for the six months ended June 30, 2026 and 2025, respectively, within “Other expense” of our statements of operations.
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

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Disaggregation of Income Statement Expenses.” The standard is intended to benefit investors by providing more detailed information about expenses that is critically important in understanding an entity’s performance, assessing an entity’s prospects for future cash flows, and comparing an entity’s performance over time and with that of other entities. For public business entities, this ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the effect of the adoption of this amendment on our consolidated financial statements.
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
In November 2025, the FASB issued ASU 2025-09, “Hedge Accounting Improvements,” which is an update to ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” Consistent with the original objective of ASU 2017-12, the objective of this ASU is to more closely align hedge accounting with the economics of an entity's risk management activity. The amendments included in the five issues addressed in this ASU are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. For public companies, the new guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. We are currently evaluating the effect of the adoption of this amendment on our consolidated financial statements.
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

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
3. Revenue Recognition
Disaggregation of Revenue
During the current period, we expanded our disaggregation of revenue to include disclosures by solution type to provide readers with additional information on the nature and amounts of our revenue. We have updated to reflect this change for the prior periods to be comparable with the classification for the three and six months ended June 30, 2026. These changes had no effect on previously reported revenue.
The following table presents revenues disaggregated by revenue type, solution type and the timing of revenue recognition (in thousands):

	Three months ended June 30,
		2026			2025
	Recognition	Solution type			Solution type
		Patient	Provider	Total	Patient	Provider	Total
Subscription revenue	Over time	$3,487	$172,800	$176,287	$3,381	$127,727	$131,108
Volume-based revenue	Over time	84,087	58,062	142,149	78,168	60,122	138,290
Implementation services and other revenue	Various	296	942	1,238	421	835	1,256
Total revenues		$87,870	$231,804	$319,674	$81,970	$188,684	$270,654

		Six months ended June 30,
		2026			2025
	Recognition	Solution type			Solution type
		Patient	Provider	Total	Patient	Provider	Total
Subscription revenue	Over time	$6,893	$341,564	$348,457	$6,572	$249,577	$256,149
Volume-based revenue	Over time	162,977	118,633	281,610	$153,878	$114,330	$268,208
Implementation services and other revenue	Various	1,612	1,869	3,481	$1,100	$1,632	$2,732
Total revenues		$171,482	$462,066	$633,548	$161,550	$365,539	$527,089

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

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Client payments received in advance of fulfilling the corresponding performance obligations are recorded as contract liabilities. Implementation fees are recognized over the customer life, with any unrecognized amounts deferred as contract liabilities. These amounts are reported as deferred revenue on our consolidated balance sheet.
Revenue recognized from the amounts included in deferred revenue as of the beginning of the period was $36.5 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively. Revenue recognized from the amounts included in deferred revenue as of the beginning of the period was $53.8 million and $9.1 million for the six months ended June 30, 2026 and 2025, respectively.
Transaction Price Allocated to Remaining Performance Obligations
At June 30, 2026, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the next 12 months and greater than 12 months was $76.7 million and $39.6 million, respectively.
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

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Total Revenue	$319,674	$270,654	$633,548	$527,089
Less:
Materials and connectivity	67,324	62,271	134,445	122,724
Labor and associated expenses	30,362	24,773	60,276	47,665
Research and development	17,723	12,622	36,091	23,700
Sales and marketing	50,379	43,524	96,209	83,647
General and administrative	36,378	29,192	67,102	52,492
Depreciation	6,992	5,310	13,970	10,575
Amortization	34,474	28,116	68,948	56,231
Interest and non-operating expenses, net	19,646	18,255	40,293	37,155
Income tax expense	15,529	14,407	32,064	31,447
Segment Net income	$40,867	$32,184	$84,150	$61,453
Consolidated Net income	$40,867	$32,184	$84,150	$61,453

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Investment Securities
The following table summarizes unrealized positions for our investment securities classified as available-for-sale fixed-maturity debt securities, disaggregated by class of instrument (in thousands):

	Amortized Cost	Allowances for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value
As of June 30, 2026
Commercial Paper	$84,275	$—	$—	$167	$84,108
Corporate Notes	10,132	—	—	5	10,126
U.S. Treasury Bills	23,562	—	—	18	23,544
U.S. Government Agencies	61,280	—	—	104	61,176
Total	$179,249	$—	$—	$294	$178,954
As of December 31, 2025
Commercial Paper	$12,439	$—	$—	$4	$12,435
U.S. Treasury Bills	7,459	—	1	—	7,460
U.S. Government Agencies	4,982	—	—	—	4,982
Total	$24,880	$—	$1	$4	$24,877

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Fair Value Measurements and Disclosures
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
June 30, 2026
Available-for-sale fixed-maturity securities
Commercial paper	Investment securities	$84,108	$—	$84,108	$—
Corporate notes	Investment securities	$10,126	$—	$10,126	$—
U.S. treasury bills	Investment securities	$23,544	$—	$23,544	$—
U.S. government agencies	Investment securities	$61,176	$—	$61,176	$—
Money market funds	Cash and cash equivalents	$3,015	$3,015	$—	$—
Other financial assets:
Interest rate swaps	Other current assets	$1,909	$—	$1,909	$—
December 31, 2025
Available-for-sale fixed-maturity securities
Commercial paper	Investment securities	$12,435	$—	$12,435	$—
U.S. treasury bills	Investment securities	$7,460	$—	$7,460	$—
U.S. government agencies	Investment securities	$4,982	$—	$4,982	$—
Money market funds	Cash and cash equivalents	$25,292	$25,292	$—	$—
Other financial assets:
Interest rate cap	Other current assets	$274	$—	$274	$—
Other financial liabilities:
Interest rate swaps	Other accrued expenses	$621	$—	$621	$—
Interest rate swaps	Other long-term liabilities	$414	$—	$414	$—
The fair values of our interest rate swaps and cap are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps and cap, as well as considering published discount factors, and projected SOFR curve. The fair value of long-term debt was a Level 2 instrument, the fair value of which was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities. The carrying value of our First Lien Credit Facility was $1,374.1 million and $1,401.2 million compared to a fair value of $1,369.0 million and $1,408.3 million at June 30, 2026 and December 31, 2025, respectively. The carrying value of our Receivables Facility approximated fair value at June 30, 2026 and December 31, 2025. There were no transfers in or out of Level 3 during the periods presented.
As of June 30, 2026 and December 31, 2025, the carrying value of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. Interest rate swaps are Level 2 instruments whose fair value is derived from discounted cash flows adjusted for nonperformance risk. Investment securities are Level 2 instruments whose fair value is observed through market data of similar securities. Money market funds are Level 1 instruments whose fair value is observed through daily quoted prices of similar assets. Money market funds are considered cash equivalents because they have a maturity of less than three months and are highly liquid.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Property and Equipment, Net
The balances of the major classes of property and equipment are as follows (in thousands):

	June 30, 2026	December 31, 2025
Computer hardware	$55,540	$44,045
Capitalized internal-use software	65,412	53,373
Purchased computer software	23,497	23,188
Furniture and fixtures	4,241	4,184
Office equipment	271	271
Leasehold improvements	5,484	4,994
Internal-use software in progress	25,441	19,110
	179,886	149,165
Accumulated depreciation	(111,354)	(97,516)
Total	$68,532	$51,649
Depreciation of fixed assets, including the amortization of capitalized software, for the three months ended June 30, 2026 and 2025 was $7.0 million and $5.3 million, respectively. Depreciation of fixed assets, including the amortization of capitalized software, for the six months ended June 30, 2026 and 2025 was $14.0 million and $10.6 million, respectively.
We capitalized $10.5 million and $4.4 million in software development costs for the three months ended June 30, 2026 and 2025, respectively. We capitalized $18.4 million and $8.9 million in software development costs for the six months ended June 30, 2026 and 2025, respectively. Amortization of capitalized software was $4.6 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively. Amortization of capitalized software was $9.3 million and $6.8 million for the six months ended June 30, 2026 and 2025, respectively. The net book value of capitalized software development costs was $44.9 million and $35.9 million as of June 30, 2026 and December 31, 2025, respectively.
For the quarter ended June 30, 2026, we recorded impairment expense of $2.0 million of general and administrative expense in our consolidated statement of operations related to an right-of-use asset and leasehold improvements at an office location we plan to exit. The impairment resulted from a change in the expected use of the facility and was measured as the excess of the carrying value of the asset group over its estimated fair value. Fair value was determined using an income approach based on estimated future sublease income.
There were no other impairments of property and equipment for the three and six months ended June 30, 2026 and 2025, respectively.
8. Goodwill and Other Intangible Assets
Goodwill has a balance of $4.0 billion as of both June 30, 2026 and December 31, 2025. During the six months ended June 30, 2026, there was a $2.0 million reduction to goodwill due to a measurement period adjustment related to the prior year acquisition of Iodine. The measurement period adjustment was related to finalizing closing working capital as outlined within the Merger Agreement. There were no other additions, disposals or impairments to goodwill during the three and six months ended June 30, 2026.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Amortization for definite-lived intangible assets is as follows (in thousands, except useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life
As of June 30, 2026
Customer relationships	$1,720,000	$(595,158)	$1,124,842	11.6
Purchased developed technology	119,800	(37,185)	82,615	4.1
Tradenames and trademarks	45,100	(28,666)	16,434	2.9
Total	$1,884,900	$(661,009)	$1,223,891
As of December 31, 2025
Customer relationships	$1,720,000	$(539,645)	$1,180,355	12.0
Purchased developed technology	119,800	(27,045)	92,755	4.6
Tradenames and trademarks	45,100	(25,371)	19,729	3.3
Total	$1,884,900	$(592,061)	$1,292,839
Amortization expense was $34.5 million and $28.1 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense was $68.9 million and $56.2 million for the six months ended June 30, 2026 and 2025, respectively.
9. Leases
The following table presents components of lease expense for the three and six months ended June 30, 2026 and 2025, (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Finance lease cost
Interest on lease liabilities	$—	$177	$—	$177
Operating lease cost	1,171	1,132	2,491	2,271
Variable lease cost	29	111	164	1,266
Short-term lease	384	197	606	214
Total lease cost	$1,584	$1,617	$3,261	$3,928
Maturities of lease liabilities as of June 30, 2026 are as follows (in thousands):

Operating Leases
2026	$3,334
2027	4,584
2028	4,270
2029	2,849
2030	1,283
Thereafter	—
Total future minimum lease payments	16,320
Less: Interest	1,340
Total	$14,980

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Supplemental cash flow information related to leases for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,674	$1,615	$3,461	$3,229
Financing cash flows for financing leases	—	535	—	935
Supplemental balance sheet information related to leases as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years):
Operating leases	3.2	3.5
Weighted average discount rate:
Operating leases	5.1	5.0
10. Income Taxes
We recognized income tax expense of $15.5 million and $14.4 million for the three months ended June 30, 2026 and 2025, respectively, based on the year-to-date pre-tax income. We recognized income tax expense of $32.1 million and $31.4 million for the six months ended June 30, 2026 and 2025, respectively, based on the year-to-date pre-tax income. Our effective income tax rate was 27.5% and 30.9% for the three months ended June 30, 2026 and 2025, respectively. Our effective income tax rate was 27.6% and 33.9% for the six months ended June 30, 2026 and 2025, respectively. Differences in the effective tax rate and statutory federal income tax rate of 21% are primarily driven by the impact of certain limitations on the deductibility of stock-based compensation recognized for financial reporting purposes as well as state income taxes and research and development credits claimed.
11. Accounts Receivable Securitization
As of June 30, 2026 and December 31, 2025, we had $100.0 million and $80.0 million, respectively, outstanding under a receivables financing agreement with a counterparty as the lender, which provides for a three-year receivables facility with a limit of $100.0 million (the “Receivables Facility”). Pursuant to the Receivables Facility, we sell and/or contribute current and future receivables to Waystar RC, LLC as the Special Purpose Entity (“SPE”). The SPE, in turn, pledges its interests in the receivables to the counterparty, which either makes loans or issues letters of credit on behalf of the SPE. All receivables remain on our balance sheet as they continue to be the property of our consolidated entities under the securitization.
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
The interest rate under the Receivables Facility is 1.10% per annum above the SOFR rate with a minimum base of 0%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the Receivables Facility is paid monthly in arrears. At June 30, 2026, the effective interest rate for the Receivables Facility was 4.75%.
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

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
12. Debt
Debt instruments consist primarily of term notes, revolving lines of credit, and a Receivables Facility as follows (in thousands):

	June 30, 2026	December 31, 2025
First lien term loan facility outstanding debt	$1,374,149	$1,401,246
Receivables facility outstanding debt	100,000	80,000
Total outstanding debt	1,474,149	1,481,246
Unamortized debt issuance costs	(7,408)	(8,343)
Current portion of long-term debt	(14,194)	(14,194)
Total long-term debt, net	$1,452,547	$1,458,709
The maturity of long-term principal payments (excluding debt discount) at June 30, 2026 is as follows (in thousands):

2026	$7,097
2027	14,194
2028	14,194
2029	1,438,664
$1,474,149
As of June 30, 2026 and December 31, 2025, there is no outstanding balance on our Revolving Credit Facility. The interest rate under the Revolving Credit Facility is 1.50% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. At June 30, 2026, the effective interest rate for the Revolving Credit Facility is 5.15%.
On February 23, 2026, we utilized the funds from the most recent amendment on our Receivables Facility (see Note 11) to repay $20.0 million on our First Lien Credit Facility (“February 2026 First Lien Paydown”). As part of the February 2026 First Lien Paydown, we recorded a loss on extinguishment of $0.1 million for the three months ended March 31, 2026. The interest rate under the amended First Lien Credit Facility is 2.00% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the First Lien Credit Facility is paid monthly in arrears. At June 30, 2026, the effective interest rate for the First Lien Credit Facility is 5.82%.

Principal on the First Lien Credit Facility is payable in 20 equal quarterly installments with the remaining balance to be paid on October 22, 2029. As of June 30, 2026, there are 13 payments remaining. The First Lien Credit Agreement contains certain covenants which, among other things, restrict our ability to incur additional indebtedness. We were in compliance with such debt covenants as of June 30, 2026.
We had unamortized debt issuance costs of $7.4 million and $8.3 million as of June 30, 2026 and December 31, 2025, respectively.
In connection with the Revolving Credit Facility, unamortized debt issuance costs were $1.4 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively.
13. Derivative Financial Instruments
To mitigate the risk of an increase in interest rates on the First Lien Credit Facility, we entered into interest rate swaps on January 13, 2023, April 1, 2025 and April 9, 2025, along with an interest rate cap on October 1, 2025. We attempt to minimize our interest risk exposure by fixing our rate through the utilization of interest rate swaps and caps, which are derivative instruments. The interest rate swaps and cap mitigate the exposure on the variable component of interest on our First Lien Credit Facility. The interest rate swaps result in the fixed interest rate shown in the tables below on the swapped portion of the First Lien Credit Facility. The interest rate cap shown in the tables below limits the maximum interest rate we will pay on the covered portion of the First Lien Credit Facility. Our swaps and cap are entered into with financial

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
institutions that participate in the First Lien Credit Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.
As of June 30, 2026, we have the following interest rate swaps designated as hedging instruments:

Effective Dates	Floating Rate Debt		Fixed Rates
January 31, 2026 through March 31, 2027	$275.0	million	3.59%
January 31, 2026 through March 31, 2027	$275.0	million	3.27%
As of December 31, 2025, we have the following interest rate swap or cap agreements designated as hedging instruments:

Effective Dates	Floating Rate Debt		Fixed Rates
May 31, 2023 through January 31, 2026	$506.7	million	3.87%
April 1, 2025 through January 30, 2026	$80.0	million	3.59%
October 1, 2025 through April 30, 2026	$127.0	million	3.50%
January 31, 2026 through March 31, 2027	$275.0	million	3.59%
January 31, 2026 through March 31, 2027	$275.0	million	3.27%
The gain or loss on the swaps or cap is recognized in accumulated other comprehensive income/(loss) and reclassified into earnings as adjustments to interest expense in the same period or periods during which the swaps or cap affect earnings. Gains or losses on the swaps or cap representing hedge components excluded from the assessment of effectiveness are recognized in current earnings.
The effect of derivative instruments designated as hedging instruments on the accompanying consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI/AOCL on Derivative	Location of Gain or (Loss) Reclassified from AOCI/AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCI/AOCL into Income	Total Interest Expense on Consolidated Statements of Operations
Interest rate swaps and cap:
Three months Ended June 30, 2026	$550	Interest expense	$302	$(19,646)
Three months Ended June 30, 2025	$(732)	Interest expense	$717	$(18,255)
Six Months Ended June 30, 2026	$2,070	Interest expense	$458	$(40,293)
Six Months Ended June 30, 2025	$(1,288)	Interest expense	$1,289	$(37,155)
The net amount of accumulated other comprehensive income expected to be reclassified to interest income in the next 12 months is $1.4 million.
14. Related Party Transactions
At June 30, 2026 and December 31, 2025, we had $77.0 million and $64.8 million, respectively, of outstanding debt as part of the First Lien Credit Facility from Bain Affiliated Funds and CPPIB Credit Investments III Inc., affiliates of Bain Capital LP and Canada Pension Plan Investment Board (“Affiliated Debtholders”). Interest expense associated with and paid to Affiliated Debtholders was $1.0 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Bain has an ownership interest in us and a significant interest in some clients for whom we provide software solutions. For the three months ended June 30, 2026 and 2025, we earned revenue of $0.8 million from four clients and $0.6 million from five clients, respectively. For the six months ended June 30, 2026 and 2025, we earned revenue of $1.5 million from four clients and $1.2 million from five clients, respectively. They also have an ownership interest in us and a significant interest in some vendors that provide us with software solutions. For the three months ended June 30, 2026 and 2025, we expensed $0.6 million and $0.6 million, respectively, for software services from these vendors in cost of revenue expense. For the six months ended June 30, 2026 and 2025, we expensed $1.4 million from three vendors and $1.2 million from two vendors, respectively, for software services from these vendors in cost of revenue expense.
Advent has an ownership interest in us and a significant interest in some clients for whom we provide software solutions. For the three months ended June 30, 2026, we earned $0.5 million from two customers. For the six months ended June 30, 2026, we earned $1.0 million from two customers. They also have ownership in us and a significant interest in one vendor that provides us with software solutions. For the three months ended June 30, 2026, we expensed $0.1 million for software services from this vendor in cost of revenue expense. For the six months ended June 30, 2026, we expensed $0.1 million for software services from this vendor in cost of revenue expense. Advent did not have an ownership interest in us during the three and six months ended June 30, 2025.
15. Common and Preferred Stock
In connection with our initial public offering ("IPO"), our amended and restated certificate of incorporation became effective on June 10, 2024, which authorizes the issuance of 2,500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. The shares of preferred stock have rights and preferences, including voting rights, designated from time to time by the Board of Directors. In connection with the amendment and restatement of our certificate of incorporation effective on the IPO date, the Class A common stock shares were automatically reclassified as, and became, one share of common stock. There were 192,583,037 and 191,587,193 common stock shares issued as of June 30, 2026 and December 31, 2025, respectively. There were 191,923,976 and 191,587,193 common stock shares outstanding as of June 30, 2026 and December 31, 2025, respectively.
Stock Repurchase Plan

On May 19, 2026, we announced that our Board of Directors authorized a stock repurchase plan pursuant to which we may repurchase up to $200 million of its outstanding common stock. Under the plan, we may repurchase shares from time to time through open market purchases, privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The timing, price, and size of repurchases will depend on a number of factors, including the market price of the our common stock, our financial performance and liquidity, general economic and market conditions, and other considerations. The stock repurchase plan does not obligate us to acquire any particular amount of its common stock and may be suspended, modified, or discontinued at any time at our discretion. The repurchase plan will be funded using our working capital and is accounted for under the treasury stock (cost) method. Treasury shares are presented as a reduction to stockholders' equity.
The table below sets forth information regarding repurchase of shares under our stock repurchase plan (in thousands, except number of shares and per share data):

Three months ended June 30,
2026
Total number of shares repurchased	659,061
Average price paid per share (1)	$19.24
Amount repurchased (1)	$12,679
(1) Amounts exclude commissions

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

16. Retirement Plans
We maintain qualified 401(k) plans which cover substantially all employees meeting certain eligibility requirements. Participants may contribute a portion of their compensation to the plans, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Under these plans, we contribute various percentages of employees’ salaries to the plans. Total expenses included in operating expenses in the accompanying consolidated statement of operations related to the plans were $1.6 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and $3.4 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively.
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
The Board of Directors approved the Waystar Holding Corp. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), effective as of June 6, 2024, the date of pricing of our IPO. Under this plan, we can issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of our Common Stock, restricted stock units, performance-based stock units, and other equity-based awards tied to the value of our shares. Under this plan, we can issue up to 10 million options and other equity awards, subject to annual increases as outlined under the plan. The number of shares available to be issued automatically increases on the first day of each fiscal year beginning in 2025 by a number of shares equal to the lesser of the positive difference, if any, between 5% of the outstanding common stock on the last day of the immediately preceding fiscal year, minus the plan share reserve on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. The restricted stock units (“RSUs”) under the 2024 Equity Incentive Plan generally vest over 4 or 5 years with 25% or 20% vesting, respectively, in equal vesting installments. The performance-based stock units (“PSUs”) under the 2024 Equity Incentive Plan that include market-based conditions vest between 0% and 200% based on our total shareholder return (“TSR”) relative to a designated peer group as defined in the respective agreement over a four-year performance period. PSUs under the 2024 Equity Incentive Plan that include performance-based conditions vest between 0% and 200% based on the probable outcome of achieving cumulative revenue and Adjusted EBITDA targets over a three-year performance period. As of June 30, 2026, 8.0 million shares were available for future grants under this plan.
The Board of Directors approved the Waystar Holding Corp. 2024 Employee Stock Purchase Plan (the “ESPP”), effective as of June 6, 2024, the date of pricing of our IPO. A total of 3,250,000 shares of common stock are initially reserved for the ESPP. The number of shares available to be issued for the ESPP will automatically increase each fiscal year beginning in 2025 by a number of shares equal to the lesser of the positive difference, if any, between 1% of the outstanding common stock on the last day of the immediately preceding fiscal year and the number of shares of common stock available for the issuance of shares pursuant to the plan on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. The number of shares available to be issued for the ESPP will not exceed 27,000,000 as outlined in the plan agreement. Our employees contribute funds via payroll deductions during the offering periods, which are used to buy shares of our common stock at a discount of up to 15% of the purchase price at the purchase date. Offerings to purchase shares are granted twice annually on or about June 30 and December 31. During the three months ended June 30, 2026 and 2025, zero shares of our common stock were issued as part of the ESPP. During the six months ended June 30, 2026 and 2025, 51,221 and zero shares of our common stock were issued as part of the ESPP, respectively. For the three months ended June 30, 2026 and 2025, expense of $0.1 million and $0.2 million, respectively, and for the six months ended June 30, 2026 and 2025, expense of $0.2 million and $0.2 million, respectively, has been recorded which represents the 15% discount given to the employees under the ESPP.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

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
No options were granted during the three and six months ended June 30, 2026. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2025 was $18.69. As of June 30, 2026, we had 6.9 million fully vested options with a weighted average exercise price of $16.16 per share, an aggregate intrinsic value of $45.0 million and an average remaining contractual term of 4.0 years. The total fair value of options vested for the three months ended June 30, 2026 and 2025 was $9.6 million and $11.3 million, respectively and $11.1 million and $13.6 million for the six months ended June 30, 2026 and 2025, respectively.
Information pertaining to option activity under all plans (including rollover options) during the six months ended June 30, 2026 and 2025 is as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding December 31, 2025	13,992,173	$18.71	5.1
Granted	—	—
Exercised	(433,775)	15.80
Forfeited	(1,738,159)	21.43
Outstanding June 30, 2026	11,820,239	$18.42	4.5

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding December 31, 2024	16,511,128	$17.57	5.8
Granted	132,065	36.94
Exercised	(1,577,468)	9.55
Forfeited	(83,792)	27.28
Outstanding June 30, 2025	14,981,933	$18.54	5.4

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The following is a summary of the significant assumptions used in estimating the fair value of options granted during the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Risk free interest rate	N/A	3.95%	N/A	3.95%
Expected dividend yield	N/A	0%	N/A	0%
Expected term of stock award	N/A	6.2	N/A	6.2
Expected volatility in stock price	N/A	46.24%	N/A	46.24%
The aggregate intrinsic value of options exercised (the difference between the fair market value of our stock on the date of exercise and the exercise price) was approximately $1.1 million and $23.9 million for the three months ended June 30, 2026 and 2025, respectively, and $2.1 million and $48.9 million for the six months ended June 30, 2026 and 2025, respectively.
We expect to incur compensation expense of approximately $20.7 million over a weighted average of 2.5 years for all unvested time-based awards outstanding on June 30, 2026.
RSUs
The RSUs granted on June 10, 2024 in conjunction with the IPO were valued at the IPO price. Subsequent RSU grants have been valued using our common stock price as of the grant date based on the publicly traded value per NASDAQ, and are expensed on a straight-line basis over the applicable vesting period. All vesting is contingent on continued service.
The following table summarizes RSU activity during the six months ended June 30, 2026 and 2025.

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2025	4,220,158	$31.65
Granted	2,130,195	24.63
Vested	(510,848)	26.36
Forfeited	(1,125,310)	31.24
Outstanding June 30, 2026	4,714,195	$29.15

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2024	2,089,241	$21.91
Granted	2,240,017	37.38
Vested	(460,362)	21.50
Forfeited	(48,350)	27.38
Outstanding June 30, 2025	3,820,546	$30.96
We expect to incur compensation expense of $122.5 million over a weighted average of 3.1 years for all unvested RSUs outstanding on June 30, 2026.
PSUs
We utilize the Monte Carlo pricing model to estimate the fair value of the market-based condition PSUs at the grant date under the 2024 Equity Incentive Plan. The Monte Carlo model incorporates assumptions regarding expected volatility, correlation between performance of our stock price and that of publicly traded peer companies, expected dividend yields and the risk-free interest rate. The Monte Carlo pricing model simulates potential future stock price paths yielding a grant

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
date fair value that reflects the likelihood of varying outcomes. These awards are expensed on a straight-line basis over the applicable vesting period utilizing the fair value at the grant date. There were no market-based condition PSUs granted during the three and six months ended June 30, 2026.
The following is a summary of the significant assumptions used in estimating the fair value of PSUs granted during the three and six months ended June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk free interest rate	N/A	3.92%	N/A	3.92%
Expected dividend yield	N/A	0%	N/A	0%
Expected term of stock award	N/A	4.0	N/A	4.0
Expected volatility in stock price	N/A	40.00%	N/A	40.00%
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
The following table summarizes PSU activity during the six months ended June 30, 2026 and 2025.

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2025	396,197	$61.67
Granted	1,388,030	25.21
Vested	—	—
Forfeited	(101,808)	25.62
Outstanding June 30, 2026	1,682,419	$33.77

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2024	—	$—
Granted	396,197	61.67
Vested	—	—
Forfeited	—	—
Outstanding June 30, 2025	396,197	$61.67
We expect to incur compensation expense of $44.2 million over a weighted average of 2.6 years for all unvested PSUs outstanding on June 30, 2026.
Stock-based Compensation
We recorded stock-based compensation expense of $13.8 million and $11.5 million for the three months ended June 30, 2026 and 2025, respectively, and $25.2 million and $18.3 million for the six months ended June 30, 2026 and 2025, respectively.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-based compensation expense was recorded in the following cost and expense categories in the consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of revenue	$594	$415	$1,029	$646
General and administrative	9,565	7,094	18,317	11,200
Sales and marketing	2,738	2,414	2,347	3,806
Research and development	906	1,607	3,556	2,622
Total	$13,803	$11,530	$25,249	$18,274

18. Other Accrued Expenses
Other accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued income taxes	$27,135	$4,957
Other taxes payable	1,949	2,882
Accrued severance	112	920
Retirement plan payable	225	307
Accrued self-insurance claims	2,655	1,160
Accrued interest	433	655
ESPP payable	1,462	1,721
Other	8,841	10,388
Total	$42,812	$22,990

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
19. Income Per Share
A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows (in thousands, except for share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic income per share:
Net income	$40,867	$32,184	$84,150	$61,453
Net income attributable to common shares	$40,867	$32,184	$84,150	$61,453
Weighted average common stock outstanding	191,868,642	173,358,382	191,719,015	172,467,988
Basic weighted average common stock outstanding	191,868,642	173,358,382	191,719,015	172,467,988
Basic income per share	$0.21	$0.19	$0.44	$0.36

Diluted income per share:
Net income	$40,867	32,184	$84,150	61,453
Net income attributable to common shares	$40,867	$32,184	$84,150	$61,453
Dilutive effect of stock options	2,302,649	7,096,155	2,640,008	7,466,035
Dilutive effect of RSUs	327,489	1,140,850	520,876	1,139,670
Dilutive effect of ESPP	14,262	3,746	22,273	2,456
Weighted average common stock outstanding	194,513,042	181,599,133	194,902,172	181,076,149
Diluted weighted average common stock outstanding	194,513,042	181,599,133	194,902,172	181,076,149
Diluted income per share	$0.21	$0.18	$0.43	$0.34
Because of their anti-dilutive effect, 9,675,866 and 1,381,263 common share equivalents comprised of stock options and RSUs have been excluded from the diluted earnings per share calculation for the three months ended June 30, 2026 and 2025, respectively. Because of their anti-dilutive effect, 7,492,235 and 1,125,049 common share equivalents comprised of stock options and RSUs have been excluded from the diluted earnings per share calculation for the six months ended June 30, 2026 and 2025, respectively.
20. Commitments and Contingencies
We may be subject to legal proceedings, claims, asserted or unasserted, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.
21. Subsequent Events
On July 27, 2026, the Compensation Committee, a sub-committee of our Board of Directors approved an amendment to the outstanding option awards granted under the 2019 Stock Incentive Plan. All options under the 2019 Stock Incentive Plan will continue to vest according to their terms. Any such options that remain outstanding and have not otherwise vested by April 1, 2027 will vest at that time. Due to the timing of the modification, the accounting conclusions related to the modification have not yet been finalized.

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
Our software is used daily by providers of all types and sizes across the continuum of care, including physician practices, clinics, surgical centers, and laboratories, as well as large hospitals and health systems. We currently serve over 30,000 clients of various sizes, representing over one million distinct providers practicing across a variety of care sites, including 16 of the top 20 U.S. News Best Hospitals. Our business model aligns with our clients' growth; as they serve more patients, claims and transaction volumes increase, driving corresponding growth in our business. In addition, our clients frequently adopt a greater number of our solutions over time and introduce our solutions across new sites of care. In 2025, we facilitated over 7.5 billion healthcare payment transactions, including over $2.4 trillion in gross claims volume spanning approximately 60% of patients and one-in-three hospital discharges in the United States.
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
We have demonstrated an ability to drive recurring, predictable, and profitable growth. Over 99% of our revenue is either recurring subscription or based on highly predictable volumes. For the 12 months ended June 30, 2026, our Net Revenue Retention Rate was 108.3%, and we have 1,453 clients as of June 30, 2026 generating over $100,000 over the same 12-month period. For the six months ended June 30, 2026, we generated revenue of $633.5 million (reflecting a 20.2% increase compared to revenue of $527.1 million for the same period in the prior year), net income of $84.2 million (reflecting a 36.9% increase compared to net income of $61.5 million for the same period in the prior year), and Adjusted EBITDA of $272.1 million (reflecting a 23.5% increase compared to Adjusted EBITDA of $220.3 million for the same period in the prior year).
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

Additionally, on September 10, 2025, the Institutional Investors closed another underwritten public offering of 18,000,000 shares of our common stock (the “Third Secondary Offering”). We did not sell any shares in these offerings or receive any proceeds from these offerings. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, dated as of June 10, 2024, by and among Waystar, the Institutional Investors, and certain other parties thereto, we paid $1.8 million and $3.2 million in certain expenses on behalf of the selling stockholders related to these offerings for the three and six months ended June 30, 2025, while the selling stockholders paid all applicable underwriting discounts and commissions.
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
Components of Results of Operations
Revenue
We primarily generate two types of revenue: (i) subscription revenue and (ii) volume-based revenue, which account for 99% of total revenue for all periods presented. We believe we have high visibility into our volume-based and subscription revenue from existing clients. We refer to the solutions our clients use to better process and understand their payment workflows from payers as provider solutions, and we refer to the products that assist healthcare providers in collecting payments from patients as patient payments solutions. We expect provider solutions will continue to generate the substantial majority of our total revenue, although the revenue mix attributable to patient payments solutions is expected to increase slightly over time.
•Subscription revenue. Reflects recurring monthly provider count fees and minimum amounts owed. The vast majority of subscription revenue is generated by provider solutions, which constituted approximately 70% of total revenue in each of the three and six months ended June 30, 2026 and 2025.

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
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue includes salaries, stock-based compensation, and benefits (“personnel costs”) for our team members who are focused on implementation, support, and other client-focused operations, as well as team members focused on enhancing and developing our platform. Cost of revenue also includes costs for third-party technology such as interchange fees and infrastructure related to the operations of our platform, including communicating and processing patient payments, and services to support the delivery of our solutions. Third-party costs for patient payments solutions are approximately 60% of the revenue generated from these solutions, while third-party costs for provider solutions are approximately 6% to 7% of the associated revenue, in each case, for each of the three and six months ended June 30, 2026 and 2025.
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

Results of Operations for the Three Months Ended June 30, 2026 and 2025
The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Three months ended June 30,
	2026		2025		Change
($ in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue	$319,674	100.0%	$270,654	100.0%	$49,020	18.1%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	97,686	30.6%	87,044	32.2%	10,642	12.2%
Sales and marketing	50,379	15.8%	43,524	16.1%	6,855	15.7%
General and administrative	36,378	11.4%	29,192	10.8%	7,186	24.6%
Research and development	17,723	5.5%	12,622	4.7%	5,101	40.4%
Depreciation and amortization	41,466	13.0%	33,426	12.4%	8,040	24.1%
Total operating expenses	243,632	76.2%	205,808	76.0%	37,824	18.4%
Income from operations	76,042	23.8%	64,846	24.0%	11,196	17.3%
Other expense
Interest expense, net	(18,635)	(5.8)%	(17,325)	(6.4)%	(1,310)	7.6%
Related party interest expense	(1,011)	(0.3)%	(930)	(0.3)%	(81)	8.7%
Income before income taxes	56,396	17.6%	46,591	17.2%	9,805	21.0%
Income tax expense	15,529	4.9%	14,407	5.3%	1,122	7.8%
Net income	$40,867	12.8%	$32,184	11.9%	$8,683	27.0%
Revenue

	Three months ended June 30,
	2026			2025			Change
($ in thousands)	Solution type		($)	Solution type		($)	($)	(%)
Revenue	Patient	Provider	Total	Patient	Provider	Total
Subscription revenue	$3,487	$172,800	$176,287	$3,381	$127,727	$131,108	$45,179	34.5%
Volume-based revenue	84,087	58,062	142,149	78,168	60,122	138,290	3,859	2.8%
Service and other revenue	296	942	1,238	421	835	1,256	(18)	(1.4)%
Total Revenue	$87,870	$231,804	$319,674	$81,970	$188,684	$270,654	$49,020	18.1%

Revenue was $319.7 million for the three months ended June 30, 2026 as compared to $270.7 million for the three months ended June 30, 2025, an increase of $49.0 million, or 18.1%, of which $45.2 million was attributed to subscription revenue from existing and acquired clients, almost all of which was generated by provider solutions. Another $3.9 million was attributed to volume-based revenue primarily related to the expansion of existing client usage, of which $5.9 million was generated by patient payments solutions, partially offset by a decrease of $2.1 million by provider solutions.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue was $97.7 million for the three months ended June 30, 2026 as compared to $87.0 million for the three months ended June 30, 2025, an increase of $10.6 million, or 12.2%. The increase was primarily driven by $5.1 million in increased costs stemming from higher transaction volumes and associated third-party costs, including higher platform usage of which approximately $5.6 million was third-party costs associated with provider solutions, partially offset by a decrease of $0.5 million from third-party costs associated with patient solutions. Additionally, there was $4.0 million of increased personnel costs, net of capitalized expense.

Sales and Marketing
Sales and marketing expense was $50.4 million for the three months ended June 30, 2026 as compared to $43.5 million for the three months ended June 30, 2025, an increase of $6.9 million, or 15.7%. The increase was primarily driven by an increase in channel partner fees and amortization of the internal commission deferred contract costs asset of $3.6 million and increased personnel costs of $2.5 million.
General and Administrative
General and administrative expense was $36.4 million for the three months ended June 30, 2026 as compared to $29.2 million for the three months ended June 30, 2025, an increase of $7.2 million, or 24.6%. The increase was primarily due to an increase in stock-based compensation expense of $2.5 million as well as increased personnel costs of $1.4 million. In addition, there was an impairment expense related to a right-of-use asset and leasehold improvements at an office we plan to exit (see Note 7) driving a $2.0 million increase.
Research and Development
Research and development expense was $17.7 million for the three months ended June 30, 2026 as compared to $12.6 million for the three months ended June 30, 2025, an increase of $5.1 million, or 40.4%. The increase was primarily due to increased personnel costs, net of capitalized expenses, of $4.5 million.
Depreciation and Amortization
Depreciation and amortization expense was $41.5 million for the three months ended June 30, 2026, as compared to $33.4 million for the three months ended June 30, 2025, an increase of $8.0 million, or 24.1%. The increase is primarily due to additional amortization from new Iodine intangible assets acquired on October 1, 2025.
Interest Expense, net
Total interest expense, net (including related party interest expense) was $19.6 million for the three months ended June 30, 2026 as compared to $18.3 million for the three months ended June 30, 2025, an increase of $1.4 million, or 7.6%. The increase was primarily driven by the additional balance borrowed under our First Lien Credit Facility to help fund the Iodine acquisition completed on October 1, 2025, resulting in an increase to the corresponding interest expense. This increase was partially offset by interest earned in our investment securities.
Income Tax Expense
Income tax expense was $15.5 million for the three months ended June 30, 2026, as compared to income tax expense of $14.4 million for the three months ended June 30, 2025, an increase of $1.1 million. The increase was primarily driven by the increase in pre-tax income.

Results of Operations for the Six Months Ended June 30, 2026 and 2025
The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Six months ended June 30,
	2026		2025		Change
($ in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue	$633,548	100.0%	$527,089	100.0%	$106,459	20.2%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	194,721	30.7%	170,389	32.3%	24,332	14.3%
Sales and marketing	96,209	15.2%	83,647	15.9%	12,562	15.0%
General and administrative	67,102	10.6%	52,492	10.0%	14,610	27.8%
Research and development	36,091	5.7%	23,700	4.5%	12,391	52.3%
Depreciation and amortization	82,918	13.1%	66,806	12.7%	16,112	24.1%
Total operating expenses	477,041	75.3%	397,034	75.3%	80,007	20.2%
Income from operations	156,507	24.7%	130,055	24.7%	26,452	20.3%
Other expense
Interest expense, net	(38,349)	(6.1)%	(35,582)	(6.8)%	(2,767)	7.8%
Related party interest expense	(1,944)	(0.3)%	(1,573)	(0.3)%	(371)	23.6%
Income before income taxes	116,214	18.3%	92,900	17.6%	23,314	25.1%
Income tax expense	32,064	5.1%	31,447	6.0%	617	2.0%
Net income	$84,150	13.3%	$61,453	11.7%	$22,697	36.9%
Revenue

	Six months ended June 30,
	2026			2025			Change
($ in thousands)	Solution type		($)	Solution type		($)	($)	(%)
Revenue	Patient	Provider	Total	Patient	Provider	Total
Subscription revenue	$6,893	$341,564	$348,457	$6,572	$249,577	$256,149	$92,308	36.0%
Volume-based revenue	162,977	118,633	281,610	153,878	114,330	268,208	13,402	5.0%
Service and other revenue	1,612	1,869	3,481	1,100	1,632	2,732	749	27.4%
Total Revenue	$171,482	$462,066	$633,548	$161,550	$365,539	$527,089	$106,459	20.2%
Revenue was $633.5 million for the six months ended June 30, 2026 as compared to $527.1 million for the six months ended June 30, 2025, an increase of $106.5 million, or 20.2%, of which $92.3 million was attributed to increased subscription revenue from existing and acquired clients, almost all of which is generated by provider solutions. Another $13.4 million was attributed to increased volume-based revenue, primarily related to the expansion of existing client usage, of which $4.3 million of the volume-based increase was generated by provider solutions and $9.1 million by patient payments solutions.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue (exclusive of depreciation and amortization) was $194.7 million for the six months ended June 30, 2026 as compared to $170.4 million for the six months ended June 30, 2025, an increase of $24.3 million, or 14.3%. The increase was driven by $11.7 million in increased costs stemming from higher transaction volume and associated third-party costs, including higher platform usage, of which approximately $10.2 million was from third-party costs associated with provider solutions and $1.5 million was from third-party costs associated with payment solutions. Additionally, there was an $8.8 million increase in personnel costs, net of capitalized expenses.

Sales and Marketing
Sales and marketing expense was $96.2 million for the six months ended June 30, 2026 as compared to $83.6 million for the six months ended June 30, 2025, an increase of $12.6 million, or 15.0%. The increase was primarily driven by an increase in channel partner fees and amortization of the internal commission deferred contract costs asset totaling $7.2 million associated with revenue growth as well as increased personnel costs of $5.8 million.
General and Administrative
General and administrative expense was $67.1 million for the six months ended June 30, 2026 as compared to $52.5 million for the six months ended June 30, 2025, an increase of $14.6 million, or 27.8%. The increase was primarily due to an increase in stock-based compensation expense of $7.1 million as well as increased personnel costs of $3.0 million. In addition, there was an impairment expense related to a right-of-use asset and leasehold improvements at an office we plan to exit (see Note 7) driving a $2.0 million increase.
Research and Development
Research and development expense was $36.1 million for the six months ended June 30, 2026 as compared to $23.7 million for the six months ended June 30, 2025, an increase of $12.4 million, or 52.3%. The increase was primarily driven by increased personnel costs, net of capitalized expenses, of $7.9 million, as well as increased software license expense of $1.5 million.
Depreciation and Amortization
Depreciation and amortization expense was $82.9 million for the six months ended June 30, 2026, as compared to $66.8 million for the six months ended June 30, 2025, an increase of $16.1 million, or 24.1%. The increase is primarily due to additional amortization from new Iodine intangible assets acquired on October 1, 2025.
Interest Expense, net
Total interest expense, net (including related party interest expense) was $40.3 million for the six months ended June 30, 2026 as compared to $37.2 million for the six months ended June 30, 2025, an increase of $3.1 million, or 8.4%. The increase was primarily driven by the additional balance borrowed on our First Lien Credit Facility to help fund the Iodine acquisition completed on October 1, 2025, resulting in an increase to the corresponding interest expense. This increase was partially offset by interest earned on our investment securities.
Income Tax Expense
Income tax expense of $32.1 million for the six months ended June 30, 2026 was relatively flat compared to income tax expense of $31.4 million for the six months ended June 30, 2025, an increase of $0.6 million.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income before interest expense, net, income tax expense, depreciation and amortization, and as further adjusted for stock-based compensation expense, acquisition and integration costs, asset and lease impairments, costs related to amended debt agreements, costs related to our IPO and the Secondary Offerings, and costs related to other unusual, non-recurring or otherwise notable items. Adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
The following table presents a reconciliation of net income to adjusted EBITDA and net income margin to adjusted EBITDA margin for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income	$40,867	$32,184	$84,150	$61,453
Interest expense, net	19,646	18,255	40,293	37,155
Income tax expense	15,529	14,407	32,064	31,447
Depreciation and amortization	41,466	33,426	82,918	66,806
Stock-based compensation expense	13,803	11,530	25,249	18,274
Acquisition and integration costs	1,801	655	3,607	884
Asset and lease impairments	1,990	—	1,990	—
Costs related to amended debt agreements	—	—	227	—
IPO and Secondary Offering related expenses	5	1,769	12	3,199
Other (a)	1,618	326	1,618	1,080
Adjusted EBITDA	$136,725	$112,552	$272,128	$220,298
Revenue	$319,674	$270,654	$633,548	$527,089
Net income margin	12.8%	11.9%	13.3%	11.7%
Adjusted EBITDA margin	42.8%	41.6%	43.0%	41.8%
_______________________________________________________________
(a)For the three and six months ended June 30, 2026, adjustments related to costs for the cybersecurity incident (see Item 1A below). For the three and six months ended June 30, 2025, adjustments related to additional lease costs due to the relocation of our Louisville office totaling $0.2 million and $0.4 million, respectively, and executive severance totaling $0.0 million and $0.5 million, respectively.
Non-GAAP Net Income and Non-GAAP Net Income Per Share
We define non-GAAP net income as GAAP net income excluding the impact of stock-based compensation, acquisition and integration costs, asset and lease impairments, costs related to our IPO and the Secondary Offerings, costs related to amended debt agreements and amortization of intangibles, and costs related to other unusual, non-recurring or otherwise notable items. The tax effects of the adjustments are calculated using a management estimated annual effective non-GAAP tax rate of 21%, which is based on our statutory federal tax rate and provides consistency across interim reporting periods by eliminating the effects of non-recurring and period specific items. Due to the differences in the tax treatment of items excluded from non-GAAP net income, our estimated tax rate on non-GAAP net income may differ from our GAAP tax rate.

Non-GAAP net income per share is shown on both a basic and diluted basis and is defined as non-GAAP net income divided by the basic or diluted weighted-average shares, respectively.

The following table presents a reconciliation of net income to non-GAAP net income and non-GAAP net income per share for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income	$40,867	$32,184	$84,150	$61,453
Stock-based compensation	13,803	11,530	25,249	18,274
Acquisition and integration costs	1,801	655	3,607	884
Asset and lease impairments	1,990	—	1,990	—
Costs related to amended debt agreements	—	—	227	—
IPO and Secondary Offering related expenses	5	1,769	12	3,199
Other (a)	1,618	326	1,618	1,080
Intangible amortization	34,474	28,115	68,948	56,230
Tax effect of adjustments	(11,275)	(8,903)	(21,347)	(16,730)
Non-GAAP net income	$83,283	$65,676	$164,454	$124,390

Non-GAAP net income per share:
Basic	$0.43	$0.38	$0.86	$0.72
Diluted	$0.43	$0.36	$0.84	$0.69
Weighted-average shares outstanding:
Basic	191,868,642	173,358,382	191,719,015	172,467,988
Diluted	194,513,042	181,599,133	194,902,172	181,076,149
(a)For the three and six months ended June 30, 2026, adjustments related to costs for the cybersecurity incident (see Item 1A below). For the three and six months ended June 30, 2025, adjustments related to additional lease costs due to the relocation of our Louisville office totaling $0.2 million and $0.4 million, respectively, and executive severance totaling $0.0 million and $0.5 million, respectively.
Key Performance Metrics
Net Revenue Retention Rate
We also regularly monitor and review our Net Revenue Retention Rate.
The following table presents our Net Revenue Retention Rate for June 30, 2026 and 2025, respectively:

	Twelve months ended June 30,
	2026	2025
Net Revenue Retention Rate	108.3%	114.6%
Our Net Revenue Retention Rate compares 12 months of client invoices for our solutions at two period end dates. To calculate our Net Revenue Retention Rate, we first accumulate the total amount invoiced during the 12 months ending with the prior period-end, or Prior Period Invoices. We then calculate the total amount invoiced to those same clients for the 12 months ending with the current period-end, or Current Period Invoices. Current Period Invoices are inclusive of upsell, downsell, pricing changes, clients that cancel or choose not to renew, and discontinued solutions with continuing clients. The Net Revenue Retention Rate is then calculated by dividing the Current Period Invoices by the Prior Period Invoices. Our total invoices included in the analysis are greater than 98% of reported revenue. We use Net Revenue Retention Rate to evaluate our ongoing operations and for internal planning and forecasting purposes. Acquired businesses are included in the last-12 month Net Revenue Retention Rate in the ninth quarter after acquisition, which is the earliest point that comparable post-acquisition invoices are available for both the current and prior 12-month period. Included within our net revenue retention rates for the 12 months ended June 30, 2026 and 2025 is the impact from the heightened win rates above our historically high rates and accelerated implementation timelines related to the cybersecurity incident of one of our competitors in February 2024.
Customer Count with >$100,000 Revenue
We also regularly monitor and review our count of clients who generate more than $100,000 of revenue.
The following table sets forth our count of clients who generate more than $100,000 of revenue for the periods presented:

	Twelve months ended June 30,
	2026	2025
Customer Count with > $100,000 Revenue	1,453	1,268
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
On June 30, 2026 and December 31, 2025, we had restricted cash of $32.8 million and $15.5 million, respectively, which consists of cash deposited in lockbox accounts owned by us which are contractually required to be disbursed to participating clients on the following day, as well as cash collected on behalf of healthcare providers from patients that have not yet been remitted to providers. These funds payable are not available for our use and liquidity, and are offset on our balance sheet by an aggregated funds payable liability.
Our liquidity is influenced by many factors, including timing of revenue and corresponding cash collections, the amount and timing of investments in strategic initiatives, our investments in property, equipment, and software, share repurchases, as well as other factors described under “Risk Factors” in the 2025 Form 10-K. Depending on the severity and direct impact of these factors on us, we may not be able to secure additional financing on acceptable terms, or at all.

Cash Flows
Cash flows from operating, investing, and financing activities for the six months ended June 30, 2026 and June 30, 2025, are summarized in the following table:

	Six months ended June 30,		Change
($ in thousands)	2026	2025	Amount	Change
Net cash provided by operating activities	$144,324	$161,009	$(16,685)	(10.4)%
Net cash used in investing activities	(182,082)	(61,718)	(120,364)	195.0%
Net cash provided by financing activities	6,361	7,596	(1,235)	(16.3)%
Net increase/(decrease) in cash and restricted cash	$(31,397)	$106,887	$(138,284)	NM
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $144.3 million for the six months ended June 30, 2026 as compared to $161.0 million for the six months ended June 30, 2025, a decrease of $16.7 million. This decrease was largely driven by deferred federal tax payments in 2025 as allowed by the IRS, as well changes in working capital. These decreases were partially offset by increases in revenue and profits.
Net Cash Used in Investing Activities
Net cash used in investing activities was $182.1 million for the six months ended June 30, 2026 as compared to $61.7 million for the six months ended June 30, 2025, an increase of cash used of $120.4 million. Net cash used in investing activities increased primarily due to net investment activity for our securities, as well as more purchases of property and equipment during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Net Cash Provided by Financing Activities
Net cash flows provided by financing activities was $6.4 million for the six months ended June 30, 2026 as compared to $7.6 million for the six months ended June 30, 2025, a decrease of $1.2 million. The primary driver of the decrease was due to common stock repurchased during the quarter (see Note 15), as well as a decrease in proceeds from issuance of common stock from employee equity plans. Also driving the decrease was the net impact of proceeds from amendment ro our Receivables Facility (see Note 11) and the corresponding paydown on our First Lien Credit Facility (see Note 12). These decreases were partially offset by an increase in restricted cash related to customers' cash deposited into our lockbox but contractually required to be disbursed to the participating clients (see Note 2 in our 2025 Form 10-K for details on restricted cash accounting policies).
Indebtedness
Refer to Item 1, Financial Statements, Notes 11 (Accounts Receivable Securitization) and 12 (Debt), for a description of our Credit Facilities.
Stock Repurchase Plan

On May 19, 2026, we announced that our Board of Directors authorized a stock repurchase plan pursuant to which we may repurchase up to $200 million of shares of its outstanding common stock. Under the plan, we may repurchase shares from time to time using a variety of methods, which may include open market purchases or other methods, in accordance with applicable securities laws and regulations. The timing, price, and size of repurchases will depend on a number of factors, including the market price of our common stock, our financial performance and liquidity, general economic and market conditions, and other considerations. The stock repurchase plan does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time. The repurchase plan will be funded using our working capital.

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
We routinely assess the financial strength of our clients through a combination of third-party financial reports, credit monitoring, publicly available information, and direct communication with those clients. We establish payment terms with clients to mitigate credit risk and monitor its accounts receivable credit risk exposure. However, while we actively seek to mitigate credit risk, there can be no assurance that in the future we will be able to obtain credit risk insurance at commercially attractive terms or at all.
Interest Rate Risk
Our exposure to interest rate risk is related to our First Lien Credit Facility, which bears interest at SOFR plus 2.00% as of June 30, 2026. A hypothetical 100 basis point increase or decrease in the current effective rate would have had an impact on our interest expense of approximately $7.4 million for the six months ended June 30, 2026.
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Item 1, Financial Statements, Note 20 (Commitments and Contingencies), to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Our business, results of operations, prospects, and financial condition may be materially adversely affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A "Risk Factors" of the 2025 Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in the 2025 Form 10-K.

Risks Related to Information Technology Systems, Cybersecurity, Data Privacy, and Intellectual Property

We and our vendors are subject to attacks of such information technology systems, including cyber-attacks, security breaches, or other incidents impacting the information processed through our platform.

We collect, create, receive, maintain, process, use, transmit, disclose, transfer, alter, and store (collectively, “Process”) significant amounts of patients' personal information (including PHI) received in connection with the utilization of our platform and otherwise in connection with the operation of our business, as well as other sensitive, confidential, and proprietary information such as trade secrets, source code and payment data. Attacks on information technology systems are increasing in frequency, levels of persistence, sophistication, and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals, including state- sponsored organizations, with a wide range of motives and expertise. In addition to extracting personal information and other sensitive or confidential information, such attacks involve the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, security, and availability of our information or information technology systems. The prevalent use of mobile devices also increases the risk of data security incidents. Further, like all internet-based solutions, our solutions are vulnerable to software bugs, computer viruses, malware, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of- service, or other attacks or similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays or shutdowns, loss of critical data, unauthorized acquisition of or access to data, or the compromise of our information technology systems.

We and certain of our third-party providers have experienced cyber-attacks and other incidents, and we expect such attacks and incidents to continue in varying degrees in the future. For example, in early June 2026, we identified the unauthorized acquisition of point-in-time copies of source code, primarily used for testing purposes, from a cloud-based repository hosted by a third-party provider and the unauthorized acquisition of four files of inactive data from a single application, which had been written to cloud-based storage pending its scheduled destruction. The incident was promptly contained and did not involve any access to active production systems or client data being processed by any active Waystar products. The application-related data and, we believe, the subset of source code in the third-party code repository platform used for testing purposes prior to 2023 included PHI and personally identifiable information associated with fewer than 1% of Waystar clients. We immediately activated incident response procedures, initiated an investigation, engaged leading external cybersecurity experts, notified law enforcement, and took steps to contain, assess, and remediate the incident. We are also in the process of communicating with the relevant clients and will comply with any applicable legal obligations. The incident did not impact the operation of our software solutions, the ability of clients to access our cloud-based software platform, or any functions of our financial and operating reporting systems. While to date, we have no evidence that the affected information has been misused, the threat actor may use or disclose the information that was subject to unauthorized access and acquisition in a manner that adversely affects our business. We may also discover additional impacts of this or other incidents as part of that investigation. While our response efforts are ongoing, we believe this incident has not had, and is not reasonably likely to have, any material adverse effect on our operations or financial condition, and we expect that a portion of costs incurred relating to containing, investigating and remediating the incident will be reimbursed through insurance recoveries. Despite these expectations, there can be no assurances as to the ultimate impact of this incident, which may result in harm to our reputation and client relationships.

Techniques used to gain unauthorized access to or acquisitions of data and systems, disable or degrade service, or sabotage systems, are constantly evolving (including through the use of AI), and we are unable to anticipate all techniques or comprehensively avoid unauthorized access, acquisitions of, or other adverse impacts to our data or our systems. AI-enabled tools provide threat actors with greater scale, efficiency and effectiveness than is possible through human action alone. Such tools are used to produce highly customized phishing campaigns through generative AI, polymorphic malware that adapts in real-time to a victim environment during deployment, and automated vulnerability identification and reconnaissance, among other things. We may not discover all such incidents or activity or be able to respond or otherwise address them promptly, in sufficient respects or at all. Any specific interruption or attack, any failure to maintain performance, reliability, security, and availability of our products, or failure to prevent software bugs and other corruptants such as those listed above, to the satisfaction of our clients or their patients, may harm our reputation and our ability to retain existing clients, negatively affect our clients and their patients, and adversely impact our business, results of operations, and financial condition.

In addition, some of our third-party service providers and vendors also Process confidential and sensitive information such as our clients’ data on our behalf. These service providers and vendors are subject to similar threats, including cyber-attacks, security incidents, and other malicious internet-based activities, which could also expose us to risk of loss, litigation, potential liability, and/or other costs. We have limited insight into the data privacy or security practices of third-party vendors and providers, including as it relates to our AI algorithms. We have also acquired and may continue to acquire companies that are vulnerable to cyber-attacks and security incidents and breaches, and we may be responsible for any such attacks, incidents, and breaches of these newly acquired companies.

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

A substantially adverse impact to the availability, integrity, or confidentiality of our information technology systems or data, or the information technology systems or data of third parties upon which we rely, could require us to expend significant resources to mitigate the breach of security, pay any applicable fines, and address matters related to any such breach, including notifying impacted individuals, the media, or regulators, making public disclosures, and addressing reputational harm.

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

The costs of mitigating data security risks are significant and are likely to increase in the future. Although we carry cybersecurity insurance, we cannot ensure our limits are sufficient to cover us against all potential losses for damages or fines in an amount exceeding our policy limits, or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to our repurchases of common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1) (2)
April 1 - 30, 2026	—	—	—	—
May 1 - 31, 2026	160,967	$19.36	160,967	$196.88
June 1 - 30, 2026	498,094	$19.20	498,094	$187.32
Total	659,061	$19.24	659,061	$187.32
(1) Amounts exclude commissions.
(2) On May 19, 2026, we announced that our Board of Directors authorized a stock repurchase plan pursuant to which we may repurchase up to $200 million of shares of its outstanding common stock. Under the plan, we may repurchase shares from time to time using a variety of methods, which may include open market purchases or other methods, in accordance with applicable securities laws and regulations. The timing, price, and size of repurchases will depend on a number of factors, including the market price of our common stock, our financial performance and liquidity, general economic and market conditions, and other considerations. The stock repurchase plan does not obligate us to acquire any particular amount of common stock and may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three  months ended June 30, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Appointment of Chief Financial Officer
The Company has appointed Alpana Wegner to serve as Chief Financial Officer of the Company, who commenced employment with the Company on July 27, 2026 and will assume responsibilities as the Company’s Principal Financial Officer effective August 1, 2026 (the "Effective Date").
Ms. Wegner, 54, brings more than 25 years of financial leadership experience, including as Chief Financial Officer of multiple publicly traded technology companies, to Waystar. She most recently served as Chief Financial Officer of Integral Ad Science Holding Corp., a global media measurement and optimization platform, from June 2025 to May 2026. Prior to that, Ms. Wegner served as Chief Financial Officer of SecureWorks Corp., a cybersecurity company, from June 2023 to February 2025. From April 2017 to May 2023, Ms. Wegner served in several positions at Benefitfocus, Inc., a cloud-based software solutions company, including Executive Vice President, Chief Financial Officer from August 2020 to May 2023. From October 2008 to January 2017, Ms. Wegner held senior positions at Blackbaud, Inc., a cloud computing provider. Ms. Wegner holds a Bachelor of Science in Accountancy from Arizona State University.
In connection with her appointment, the Company entered into an Employment Agreement with Ms. Wegner, dated as of the Effective Date (the "Employment Agreement"). Pursuant to the Employment Agreement, Ms. Wegner will receive an annual base salary of $500,000 and will be eligible for an annual incentive bonus with a target of 110% of her base salary, based on the achievement of Company and individual performance objectives as determined by the Compensation Committee of the Board. Ms. Wegner will also be eligible to receive a sign-on equity award under the Company's 2024 Equity Incentive Plan with a grant date value equal to $7,000,000, consisting of 50% restricted stock units and 50% performance stock units, subject to approval by the Compensation Committee. Ms. Wegner's employment agreement also provides for certain severance payments and benefits upon a qualifying termination, which payments and benefits are materially consistent with those provided to other executive officers of the Company and described in the Proxy Statement (as defined below), and contains customary restrictive covenants, including non-competition, non-solicitation, confidentiality, and mutual non-disparagement provisions.
There are no family relationships between Ms. Wegner and any Company director or executive officer, and no arrangements or understandings between Ms. Wegner and any other person pursuant to which she was selected as an officer. Ms. Wegner has no involvement in any legal proceedings that would require disclosure. Ms. Wegner is not a party to any current or proposed transaction with the Company for which disclosure is required under Item 404(a) of Regulation S-K.
The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.
Departure of Chief Financial Officer
In connection with Ms. Wegner's appointment, the Company also announced the departure of Steven M. Oreskovich from his role as Chief Financial Officer of the Company, effective as of the Effective Date. Mr. Oreskovich will continue to support the Company in an advisory capacity as described below, and for purposes of his existing employment agreement with the Company, Mr. Oreskovich's departure is “without cause.”
In connection with his departure, the Company and Mr. Oreskovich have entered into a Separation and Release Agreement (the "Separation Agreement"), which confirms Mr. Oreskovich's severance benefits and post-termination obligations under his employment agreement. The severance benefits to be received by Mr. Oreskovich under the Separation Agreement, subject to his execution and non-revocation of a general release of claims and a reaffirmation release, are materially consistent with those described under the caption "Potential Payments Upon Termination or Change of Control" in connection with a termination without cause in the Company's Definitive Proxy Statement for its 2026 annual meeting of its stockholders, filed with the Securities and Exchange Commission on April 17, 2026 (the “Proxy Statement”), except that the Separation Agreement provides for up to eighteen (18) months of continued COBRA coverage in lieu of twelve (12) months as described in the Proxy Statement. The Separation Agreement also includes confidentiality obligations, a non-disparagement covenant, and cooperation obligations.
In addition, the Company and Mr. Oreskovich have entered into a Strategic Advisor Agreement (the "Advisory Agreement," included as an exhibit to the Separation Agreement), pursuant to which Mr. Oreskovich will provide strategic advisory services to the Company through June 15, 2027 (the "Consulting Period"). Under the Advisory Agreement, Mr. Oreskovich will serve as an independent contractor and will be entitled to receive aggregate compensation of $440,667, payable in equal monthly installments over the Consulting Period. Certain outstanding Company equity awards held by Mr. Oreskovich as of the Effective Date will continue to vest, or may accelerate, during the Consulting Period.
The foregoing descriptions of the Separation Agreement and the Advisory Agreement (included as an exhibit to the Separation Agreement) are qualified in their entirety by reference to the full text of the agreements, copies of which are attached hereto as Exhibit 10.3 and incorporated herein by reference.

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

3.3	Amended and Restated Bylaws of Waystar Holding Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on June 10, 2024).

10.1	Employment Agreement, dated as of May 24, 2024, between Waystar Holding Corp. and Steven M. Oreskovich	X

10.2	Employment Agreement, dated as of July 24, 2026, between Waystar Holding Corp. and Alpana Wegner	X

10.3	Separation and Release Agreement, dated as of July 28, 2026 between Waystar Holding Corp., Waystar, Inc. and Steven M. Oreskovich	X

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lehi, Utah, on July 29, 2026.

WAYSTAR HOLDING CORP.

By:	/s/ Matthew J. Hawkins
	Name:	Matthew J. Hawkins
	Title:	Chief Executive Officer

By:	/s/ Steven M. Oreskovich
	Name:	Steven M. Oreskovich
	Title:	Chief Financial Officer