Form 10-Q
period 2026-09-30
Waystar Holding Corp.
filed 2026-11-02
CIK 1990354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 192,391,658 shares of common stock as of October 26, 2026.

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

i

Part I - Financial Information
Item 1. Financial Statements
Waystar Holding Corp.
Unaudited Condensed Consolidated Balance Sheets (in Thousands, Except for Share and Per Share Data)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$30,820	$61,355
Restricted cash	24,161	15,454
Investment securities	246,075	24,877
Accounts receivable, net of allowance of $4,130 at September 30, 2026 and $6,170 at December 31, 2025	187,007	177,037
Income tax receivable	—	6,437
Prepaid expenses	22,834	20,078
Other current assets	4,551	3,174
Total current assets	515,448	308,412
Property, plant and equipment, net	73,172	51,649
Operating lease right-of-use assets, net	11,922	12,972
Intangible assets, net	1,189,418	1,292,839
Goodwill	4,014,868	4,016,818
Deferred costs	110,720	93,951
Other long-term assets	7,292	8,459
Total assets	$5,922,840	$5,785,100
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$68,078	$50,949
Accrued compensation	31,025	40,942
Aggregated funds payable	23,369	15,104
Other accrued expenses	38,020	22,990
Deferred revenue	64,773	67,855
Current portion of long-term debt	13,404	13,537
Related party current portion of long-term debt	790	657
Current portion of operating lease liabilities	5,713	6,029
Total current liabilities	245,172	218,063
Long-term liabilities
Deferred tax liability	174,539	211,320
Long-term debt, net, less current portion	1,374,057	1,394,523
Related party long-term debt, net, less current portion	75,468	64,186
Operating lease liabilities, net of current portion	11,163	11,994
Deferred revenue - long-term	5,572	5,496
Other long-term liabilities	278	692
Total liabilities	1,886,249	1,906,274
Commitments and contingencies (Note 20)
Stockholders’ equity
Preferred stock $0.01 par value - 100,000,000 and 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; zero shares issued or outstanding as of both September 30, 2026 and December 31, 2025	—	—
Common stock $0.01 par value - 2,500,000,000 and 2,500,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 193,813,805 and 191,587,193 shares issued at September 30, 2026 and December 31, 2025, respectively; 192,265,522 and 191,587,193 shares outstanding at September 30, 2026 and December 31, 2025, respectively	1,938	1,916
Treasury stock, at cost	(33,487)	—
Additional paid-in capital	4,060,817	3,986,353
Accumulated other comprehensive income (loss)	959	(632)
Retained earnings (accumulated deficit)	6,364	(108,811)
Total stockholders’ equity	4,036,591	3,878,826
Total liabilities and stockholders’ equity	$5,922,840	$5,785,100
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Operations (in Thousands, Except for Share and Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$325,624	$268,651	$959,172	$795,740
Operating expenses
Cost of revenue (exclusive of depreciation and amortization expenses)	99,202	85,136	293,923	255,525
Sales and marketing	51,998	45,158	148,207	128,805
General and administrative	51,393	32,422	118,495	84,914
Research and development	20,299	12,403	56,390	36,103
Depreciation and amortization	41,466	33,300	124,384	100,106
Total operating expenses	264,358	208,419	741,399	605,453
Income from operations	61,266	60,232	217,773	190,287
Other expense
Interest expense, net	(18,182)	(16,613)	(56,531)	(52,195)
Related party interest expense	(1,115)	(902)	(3,059)	(2,475)
Income before income taxes	41,969	42,717	158,183	135,617
Income tax expense	10,944	12,069	43,008	43,516
Net income	$31,025	$30,648	$115,175	$92,101
Net income per share:
Basic	$0.16	$0.18	$0.60	$0.53
Diluted	$0.16	$0.17	$0.59	$0.51
Weighted-average shares outstanding:
Basic	191,938,402	174,352,079	191,825,646	173,388,077
Diluted	195,913,142	181,240,033	195,743,104	181,165,738
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Comprehensive Income (in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$31,025	$30,648	$115,175	$92,101
Other comprehensive income/(loss), before tax:
Interest rate swaps and cap	106	(179)	2,860	(1,868)
Available-for-sale securities	(451)	32	(742)	—
Income tax effect:
Interest rate swaps and cap	(25)	44	(709)	445
Available-for-sale securities	110	(8)	182	—
Other comprehensive income/(loss), net of tax	(260)	(111)	1,591	(1,423)
Comprehensive income, net of tax	$30,765	$30,537	$116,766	$90,678

(1)Amounts reclassified out of accumulated other comprehensive income/(loss) into interest expense, net included $2,443 and $2,171 for the three months ended September 30, 2026 and 2025, respectively, and $4,992 and $4,060 for the nine months ended September 30, 2026 and 2025, respectively.
(2)The income tax effects of amounts reclassified out of accumulated other comprehensive income/(loss) were $(598) and $(534) for the three months ended September 30, 2026 and 2025, respectively, and $(1,222) and $(999) for the nine months ended September 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Three months ended September 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained earnings (accumulated deficit)	Total
	Shares	Amount	Shares	Amount
Balances at June 30, 2026	192,583,037	$1,926	(659,061)	$(12,741)	$4,020,499	$1,219	$(24,661)	$3,986,242
Stock-based compensation	—	—	—	—	24,569	—	—	24,569
Issuance of common stock under employee equity plans	1,230,768	12	—	—	15,749	—	—	15,761
Common stock repurchased	—	—	(889,222)	(20,746)	—	—	—	(20,746)
Net income	—	—	—	—	—	—	31,025	31,025
Other comprehensive income/(loss)	—	—	—	—	—	(260)	—	(260)
Balances at September 30, 2026	193,813,805	$1,938	(1,548,283)	$(33,487)	$4,060,817	$959	$6,364	$4,036,591

	Three months ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at June 30, 2025	174,146,070	$1,741	—	$—	$3,331,277	$(431)	$(159,447)	$3,173,140
Stock-based compensation	—	—	—	—	11,525	—	—	11,525
Issuance of common stock under employee equity plans	521,770	6	—	—	7,388	—	—	7,394
Net income	—	—	—	—	—	—	30,648	30,648
Other comprehensive income/(loss)	—	—	—	—	—	(111)	—	(111)
Balances at September 30, 2025	174,667,840	$1,747	—	$—	$3,350,190	$(542)	$(128,799)	$3,222,596
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (in Thousands, Except Share Data)

	Nine months ended September 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained earnings (accumulated deficit)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2025	191,587,193	$1,916	—	$—	$3,986,353	$(632)	$(108,811)	$3,878,826
Stock-based compensation	—	—	—	—	49,858	—	—	49,858
Issuance of common stock under employee equity plans	2,226,612	22	—	—	24,606	—	—	24,628
Common stock repurchased	—	—	(1,548,283)	(33,487)	—	—	—	(33,487)
Net income	—	—	—	—	—	—	115,175	115,175
Other comprehensive income/(loss)	—	—	—	—	—	1,591	—	1,591
Balances at September 30, 2026	193,813,805	$1,938	(1,548,283)	$(33,487)	$4,060,817	$959	$6,364	$4,036,591

	Nine months ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	172,108,240	$1,722	—	$—	$3,298,083	$881	$(220,900)	$3,079,786
Stock-based compensation	—	—	—	—	29,693	—	—	29,693
Issuance of common stock under employee equity plans	2,559,600	25	—	—	22,414	—	—	22,439
Net income	—	—	—	—	—	—	92,101	92,101
Other comprehensive income/(loss)	—	—	—	—	—	(1,423)	—	(1,423)
Balances at September 30, 2025	174,667,840	$1,747	—	$—	$3,350,190	$(542)	$(128,799)	$3,222,596
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Unaudited Condensed Consolidated Statements of Cash Flows (in Thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$115,175	$92,101
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	124,384	100,106
Stock-based compensation	49,691	29,871
Provision for bad debt expense	2,884	2,605
Loss on extinguishment of debt	113	711
Impairment expense	1,990	—
Deferred income taxes	(37,490)	22,959
Amortization of debt discount and issuance costs	2,010	2,021
Other	86	—
Changes in:
Accounts receivable	(12,854)	(3,045)
Income tax receivable	6,437	2,838
Prepaid expenses and other current assets	(4,898)	(4,980)
Deferred costs	(16,282)	(7,116)
Other long-term assets	705	(2,362)
Accounts payable and accrued expenses	20,824	10,580
Deferred revenue	(3,006)	(1,863)
Operating lease right-of-use assets and lease liabilities	(1,582)	(1,387)
Net cash provided by operating activities	248,187	243,039
Cash flows from investing activities
Purchase of property and equipment and capitalization of internally developed software costs	(41,359)	(17,069)
Purchase of investment securities	(368,341)	(206,444)
Proceeds from sale or maturity of investment securities	149,088	206,444
Measurement period adjustments related to prior year acquisition	2,037	—
Net cash used in investing activities	(258,575)	(17,069)
Cash flows from financing activities
Change in aggregated funds liability	8,265	1,789
Repurchase of common stock	(33,487)	—
Proceeds from issuance of common stock from employee equity plans	24,628	22,439
Proceeds from issuances of debt, net of creditor fees	19,800	—
Payments on debt	(30,646)	(8,751)
Finance lease liabilities paid	—	(672)
Net cash provided by (used in) financing activities	(11,440)	14,805
Increase/(decrease) in cash and cash equivalents during the period	(21,828)	240,775
Cash and cash equivalents and restricted cash–beginning of period	76,809	204,582
Cash and cash equivalents and restricted cash–end of period	$54,981	$445,357
Supplemental disclosures of cash flow information
Interest paid	$62,124	$59,303
Cash taxes paid (refunds received), net	58,882	9,439
Non-cash investing and financing activities
Fixed asset purchases in accounts payable	996	539
Reconciliation of Balance Sheet Cash Accounts to Cash Flow Statement
Balance sheet
Cash and cash equivalents	30,820	421,056
Restricted cash	24,161	24,301
Total	$54,981	$445,357
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Business
Waystar Holding Corp. (“Waystar”, “we”, “us” or “our”) is a provider of mission-critical AI-powered cloud technology to healthcare organizations. Our enterprise-grade platform transforms the complex and disparate processes comprising healthcare payments received by healthcare providers from payers and patients, from pre-service engagement through post-service remittance and reconciliation. Our platform enhances data integrity, eliminates manual tasks, and improves claim and billing accuracy, which results in better transparency, reduced labor costs, and faster, more accurate reimbursement and cash flow. The market for our solutions extends throughout the United States and includes Puerto Rico and other U.S. territories.
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
On occasion, we enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent, or other intellectual property infringement claim by any third party with respect to its technology. The terms of these indemnification agreements are generally perpetual following the execution of the agreement. The maximum potential future payments we could be required to make under these agreements are not determinable because it involves claims that may be made against us in the future but have not yet been made. Historically, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
We have entered into agreements with our directors and officers that may require us to indemnify them against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from their willful misconduct.
No liability associated with such indemnifications was recorded as of September 30, 2026 and December 31, 2025.
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
The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of our financial position, results of operations, changes in stockholders’ equity and cash flows. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited condensed consolidated

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025 in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026 (the “2025 Annual Report”).
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
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
Our customers, referred to as clients elsewhere in this report, represent healthcare providers across all types of care settings, including physician practices, clinics, surgical centers, and laboratories, as well as large hospitals and health systems.
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The length of our contracts varies but is typically two to three years, and our contracts generally renew automatically for successive one-year terms. Our revenue is reported net of applicable sales and use tax and is recognized as, or when, control of these services or products is transferred to clients, in an amount that reflects the consideration we expect to be entitled to in exchange for the contract’s performance obligations.
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
We follow the requirements of ASC 606-10-55-36 through -40, Revenue from Contracts with Customers, Principal Agent Considerations, in determining the gross versus net revenue presentations for our performance obligations in the contract with a client. Revenue recorded where we act in the capacity of a principal is reported on a gross basis equal to the full amount of consideration to which we expect to be entitled in exchange for the good or service transferred. Revenue recorded where we act in the capacity of an agent is reported on a net basis, exclusive of any consideration provided to the principal party in the transaction.
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
Contract Costs
Incremental Costs of Obtaining a Contract
Incremental costs of obtaining a contract primarily include commissions paid to our internal sales personnel. We consider all such commissions to be both incremental and recoverable since they are only paid when a contract is secured. These capitalized costs are amortized on a straight-line basis over the expected period of benefit, which is determined based on the average customer life, which includes anticipated renewals of contracts. As of September 30, 2026 and December 31, 2025, the total unamortized costs reported as deferred costs on our balance sheet amounted to $43.2 million and $32.4 million, respectively, for internal sales commissions. For the three months ended September 30, 2026 and 2025, amortization related to the sales commission asset was $4.2 million and $3.3 million, respectively. For the nine months ended September 30, 2026 and 2025, amortization related to the sales commission asset was $11.7 million and $9.6 million, respectively. The aforementioned amortization amounts are included in sales and marketing in our consolidated statements of operations.
Costs to Fulfill a Contract
We capitalize costs incurred to fulfill contracts that i) relate directly to the contract, ii) are expected to generate resources that will be used to satisfy performance obligations under the contract, and iii) are expected to be recovered through revenue generated under the contract. Costs incurred to implement clients on our solutions (e.g., direct labor) are capitalized and amortized on a straight-line basis over the estimated customer life if we expect to recover those costs. As of September 30, 2026 and December 31, 2025, the total unamortized costs reported as deferred costs on our balance sheet

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
amounted to $67.3 million and $61.6 million, respectively, for fulfillment costs. For the three months ended September 30, 2026 and 2025, amortization related to the fulfillment cost asset was $4.9 million and $4.2 million, respectively. For the nine months ended September 30, 2026 and 2025, amortization related to the fulfillment cost asset was $14.3 million and $11.8 million, respectively. The aforementioned amortization amounts are included in the cost of revenue in our consolidated statements of operations.
There were no impairment losses relating to deferred costs during the periods presented.
Channel Partners
We account for fees paid to channel partners within sales and marketing expenses in the accompanying statements of operations. For the three months ended September 30, 2026 and 2025, we recorded fees to all channel partners of $22.8 million and $19.8 million, respectively. For the nine months ended September 30, 2026 and 2025, we recorded fees to all channel partners of $66.2 million and $57.1 million, respectively. As we are primarily responsible for contracting with and fulfilling contracts for the end user, we record revenue gross of related channel partner fees.
Cash and cash equivalents
We consider highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any credit losses in such accounts.

Investment securities
Our short-term investments, which consist of debt securities, are stated at fair value. These debt securities have been categorized as available-for-sale and classified as current assets given their maturity date is 12 months or less. Unrealized holding gains and losses for debt securities, net of applicable deferred taxes, are included in other comprehensive income or loss as a component of stockholders’ equity until realized from a sale or an expected credit loss is recognized. For the purpose of determining realized gross gains and losses for debt securities sold, that are included as a component of interest income/(expense) in the consolidated statements of operations, the cost of investment securities sold is based upon specific identification. We recorded $2.1 million and $1.4 million of interest income on investment securities for the three months ended September 30, 2026 and 2025, respectively, within “Interest expense, net” of our statements of operations. We recorded $4.2 million and $2.0 million of interest income on investment securities for the nine months ended September 30, 2026 and 2025, respectively, within “Interest expense, net” of our statements of operations.
Under the current expected credit losses model, expected losses on available-for-sale debt securities are recognized through an allowance for credit losses rather than as reductions in the amortized cost of securities. For debt securities whose fair value is less than their amortized cost which we do not intend to sell or are not required to sell, we evaluate the expected cash flows to be received as compared to amortized cost and determine if an expected credit loss has occurred. In the event of any expected credit loss, only the amount of impairment associated with the expected credit loss is recognized in income with the remainder, if any, of the loss recognized in other comprehensive income. To the extent we have the intent to sell the debt security, or it is more likely than not we will be required to sell the debt security before recovery of our amortized cost basis, we recognize an impairment loss in income in an amount equal to the full difference between the amortized cost basis and the fair value.
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

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
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

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
3. Revenue Recognition
Disaggregation of Revenue
The following table presents revenues disaggregated by revenue type, solution type and the timing of revenue recognition (in thousands):

		Three months ended September 30,
		2026			2025
	Recognition	Solution type			Solution type
		Patient	Provider	Total	Patient	Provider	Total
Subscription revenue	Over time	$3,454	$177,272	$180,726	$3,515	$130,935	$134,450
Volume-based revenue	Over time	77,704	65,156	142,860	73,671	58,671	132,342
Implementation services and other revenue	Various	1,079	959	2,038	964	895	1,859
Total revenues		$82,237	$243,387	$325,624	$78,150	$190,501	$268,651

		Nine months ended September 30,
		2026			2025
	Recognition	Solution type			Solution type
		Patient	Provider	Total	Patient	Provider	Total
Subscription revenue	Over time	$10,347	$518,835	$529,182	$10,087	$380,512	$390,599
Volume-based revenue	Over time	240,681	183,789	424,470	227,549	173,002	400,551
Implementation services and other revenue	Various	2,692	2,828	5,520	2,063	2,527	4,590
Total revenues		$253,720	$705,452	$959,172	$239,699	$556,041	$795,740

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
Client payments received in advance of fulfilling the corresponding performance obligations are recorded as contract liabilities. Implementation fees are recognized over the contract term, with any unrecognized amounts deferred as contract liabilities. These amounts are reported as deferred revenue on our consolidated balance sheet.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue recognized from the amounts included in deferred revenue as of the beginning of the period was $10.9 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively. Revenue recognized from the amounts included in deferred revenue as of the beginning of the period was $64.7 million and $9.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Transaction Price Allocated to Remaining Performance Obligations
At September 30, 2026, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the next 12 months and greater than 12 months was $77.8 million and $46.0 million, respectively.
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

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Total Revenue	$325,624	$268,651	$959,172	$795,740
Less:
Materials and connectivity	68,165	60,061	202,610	182,785
Labor and associated expenses	31,037	25,075	91,313	72,740
Research and development	20,299	12,403	56,390	36,103
Sales and marketing	51,998	45,158	148,207	128,805
General and administrative	51,393	32,422	118,495	84,914
Depreciation	6,992	5,449	20,963	16,025
Amortization	34,474	27,851	103,421	84,081
Interest and non-operating expenses, net	19,297	17,515	59,590	54,670
Income tax expense	10,944	12,069	43,008	43,516
Segment Net income	$31,025	$30,648	$115,175	$92,101
Consolidated Net income	$31,025	$30,648	$115,175	$92,101

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Investment Securities
The following table summarizes unrealized positions for our investment securities classified as available-for-sale fixed-maturity debt securities, disaggregated by class of instrument (in thousands):

	Amortized Cost	Allowances for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value
As of September 30, 2026
Commercial Paper	$120,201	$—	$—	$384	$119,817
Corporate Notes	10,071	—	—	35	10,036
U.S. Treasury Bills	35,661	—	—	93	35,568
U.S. Government Agencies	80,887	—	—	233	80,654
Total	$246,820	$—	$—	$745	$246,075
As of December 31, 2025
Commercial Paper	$12,439	$—	$—	$4	$12,435
U.S. Treasury Bills	7,459	—	1	—	7,460
U.S. Government Agencies	4,982	—	—	—	4,982
Total	$24,880	$—	$1	$4	$24,877

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Fair Value Measurements and Disclosures
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
September 30, 2026
Available-for-sale fixed-maturity securities
Commercial paper	Investment securities	$119,817	$—	$119,817	$—
Corporate notes	Investment securities	$10,036	$—	$10,036	$—
U.S. treasury bills	Investment securities	$35,568	$—	$35,568	$—
U.S. government agencies	Investment securities	$80,654	$—	$80,654	$—
Money market funds	Cash and cash equivalents	$16,524	$16,524	$—	$—
Other financial assets:
Interest rate swaps	Other current assets	$2,014	$—	$2,014	$—
December 31, 2025
Available-for-sale fixed-maturity securities
Commercial paper	Investment securities	$12,435	$—	$12,435	$—
U.S. treasury bills	Investment securities	$7,460	$—	$7,460	$—
U.S. government agencies	Investment securities	$4,982	$—	$4,982	$—
Money market funds	Cash and cash equivalents	$25,292	$25,292	$—	$—
Other financial assets:
Interest rate cap	Other current assets	$274	$—	$274	$—
Other financial liabilities:
Interest rate swaps	Other accrued expenses	$621	$—	$621	$—
Interest rate swaps	Other long-term liabilities	$414	$—	$414	$—
The fair values of our interest rate swaps and cap are based on the sum of all future net present value cash flows. The future cash flows are derived based on the terms of our interest rate swaps and cap, as well as considering published discount factors, and projected SOFR curve. The fair value of long-term debt was a Level 2 instrument, the fair value of which was determined using the present value of future cash flows based on the borrowing rates currently available for debt with similar terms and maturities. The carrying value of our First Lien Credit Facility was $1,370.6 million and $1,401.2 million compared to a fair value of $1,367.2 million and $1,408.3 million at September 30, 2026 and December 31, 2025, respectively. The carrying value of our Receivables Facility approximated fair value at September 30, 2026 and December 31, 2025. There were no transfers in or out of Level 3 during the periods presented.
As of September 30, 2026 and December 31, 2025, the carrying value of cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other current assets and liabilities approximates fair value due to the short maturities of these instruments. Interest rate swaps are Level 2 instruments whose fair value is derived from discounted cash flows adjusted for nonperformance risk. Investment securities are Level 2 instruments whose fair value is observed through market data of similar securities. Money market funds are Level 1 instruments whose fair value is observed through daily quoted prices of similar assets. Money market funds are considered cash equivalents because they have a maturity of less than three months and are highly liquid.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Property and Equipment, Net
The balances of the major classes of property and equipment are as follows (in thousands):

	September 30, 2026	December 31, 2025
Computer hardware	$57,318	$44,045
Capitalized internal-use software	70,789	53,373
Purchased computer software	23,474	23,188
Furniture and fixtures	4,352	4,184
Office equipment	275	271
Leasehold improvements	5,748	4,994
Internal-use software in progress	29,563	19,110
	191,519	149,165
Accumulated depreciation	(118,347)	(97,516)
Total	$73,172	$51,649
Depreciation of fixed assets, including the amortization of capitalized software, for the three months ended September 30, 2026 and 2025 was $7.0 million and $5.4 million, respectively. Depreciation of fixed assets, including the amortization of capitalized software, for the nine months ended September 30, 2026 and 2025 was $21.0 million and $16.0 million, respectively.
We capitalized $9.5 million and $4.6 million in software development costs for the three months ended September 30, 2026 and 2025, respectively. We capitalized $27.9 million and $13.5 million in software development costs for the nine months ended September 30, 2026 and 2025, respectively. Amortization of capitalized software was $4.7 million and $3.6 million for the three months ended September 30, 2026 and 2025, respectively. Amortization of capitalized software was $14.0 million and $10.3 million for the nine months ended September 30, 2026 and 2025, respectively. The net book value of capitalized software development costs was $49.7 million and $35.9 million as of September 30, 2026 and December 31, 2025, respectively.
During the nine months ended September 30, 2026, we recorded impairment expense of $2.0 million within general and administrative expense in our consolidated statement of operations related to a right-of-use asset and leasehold improvements at an office location we plan to exit. The impairment resulted from a change in the expected use of the facility and was measured as the excess of the carrying value of the asset group over its estimated fair value. Fair value was determined using an income approach based on estimated future sublease income.
There were no other impairments of property and equipment for the three and nine months ended September 30, 2026 and 2025, respectively.
8. Goodwill and Other Intangible Assets
Goodwill has a balance of $4.0 billion as of both September 30, 2026 and December 31, 2025. During the three and nine months ended September 30, 2026, there was a $0.1 million addition and $2.0 million reduction, respectively, to goodwill due to measurement period adjustments related to the prior year acquisition of Iodine. The measurement period adjustments were related to finalizing closing working capital as outlined within the Merger Agreement. There were no other additions, disposals or impairments to goodwill during the three and nine months ended September 30, 2026.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Amortization for definite-lived intangible assets is as follows (in thousands, except useful life):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted- Average Remaining Useful Life
As of September 30, 2026
Customer relationships	$1,720,000	$(622,914)	$1,097,086	11.4
Purchased developed technology	119,800	(42,255)	77,545	3.9
Tradenames and trademarks	45,100	(30,313)	14,787	2.7
Total	$1,884,900	$(695,482)	$1,189,418
As of December 31, 2025
Customer relationships	$1,720,000	$(539,645)	$1,180,355	12.0
Purchased developed technology	119,800	(27,045)	92,755	4.6
Tradenames and trademarks	45,100	(25,371)	19,729	3.3
Total	$1,884,900	$(592,061)	$1,292,839
Amortization expense was $34.5 million and $27.9 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense was $103.4 million and $84.1 million for the nine months ended September 30, 2026 and 2025, respectively.
9. Leases
The following table presents components of lease expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Finance lease cost
Interest on lease liabilities	$—	$173	$—	$530
Operating lease cost	1,262	1,194	3,753	3,465
Variable lease cost	28	149	192	527
Short-term lease	223	227	830	620
Total lease cost	$1,513	$1,743	$4,775	$5,142
Maturities of lease liabilities as of September 30, 2026 are as follows (in thousands):

Operating Leases
2026	$1,994
2027	5,866
2028	5,552
2029	3,597
2030	1,283
Thereafter	—
Total future minimum lease payments	18,292
Less: Interest	1,416
Total	$16,876

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
Supplemental cash flow information related to leases for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,874	$1,622	$5,334	$4,852
Financing cash flows for financing leases	—	401	—	1,095
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3,558	$—	$3,558	$—
Supplemental balance sheet information related to leases as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (years):
Operating leases	3.0	3.5
Weighted average discount rate:
Operating leases	5.1%	5.0%
10. Income Taxes
We recognized income tax expense of $10.9 million and $12.1 million for the three months ended September 30, 2026 and 2025, respectively, based on the quarter-to-date pre-tax income. We recognized income tax expense of $43.0 million and $43.5 million for the nine months ended September 30, 2026 and 2025, respectively, based on the year-to-date pre-tax income. Our effective income tax rate was 26.1% and 28.3% for the three months ended September 30, 2026 and 2025, respectively. Our effective income tax rate was 27.2% and 32.1% for the nine months ended September 30, 2026 and 2025, respectively. Differences in the effective tax rate and statutory federal income tax rate of 21% are primarily driven by the impact of certain limitations on the deductibility of stock-based compensation recognized for financial reporting purposes as well as state income taxes and research and development credits claimed.
11. Accounts Receivable Securitization
As of September 30, 2026 and December 31, 2025, we had $100.0 million and $80.0 million, respectively, outstanding under a receivables financing agreement with a counterparty as the lender, which provides for a three-year receivables facility with a limit of $100.0 million (the “Receivables Facility”). Pursuant to the Receivables Facility, we sell and/or contribute current and future receivables to Waystar RC LLC as the Special Purpose Entity (“SPE”). The SPE, in turn, pledges its interests in the receivables to the counterparty, which either makes loans or issues letters of credit on behalf of the SPE. All receivables remain on our balance sheet as they continue to be the property of our consolidated entities under the securitization.
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
The interest rate under the Receivables Facility is 1.10% per annum above the SOFR rate with a minimum base of 0%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the Receivables Facility is paid monthly in arrears. At September 30, 2026, the effective interest rate for the Receivables Facility was 5.01%.
All principal under the Receivables Facility is due on February 13, 2029.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
The Receivables Facility contains certain covenants which, among other things, require we maintain certain collection thresholds with respect to our accounts receivable. We were in compliance with all such debt covenants during the periods presented.
12. Debt
Debt instruments consist primarily of term notes, revolving lines of credit, and a Receivables Facility as follows (in thousands):

	September 30, 2026	December 31, 2025
First lien term loan facility outstanding debt	$1,370,601	$1,401,246
Receivables facility outstanding debt	100,000	80,000
Total outstanding debt	1,470,601	1,481,246
Unamortized debt issuance costs	(6,882)	(8,343)
Current portion of long-term debt	(14,194)	(14,194)
Total long-term debt, net	$1,449,525	$1,458,709
The maturity of long-term principal payments (excluding debt discount) at September 30, 2026 is as follows (in thousands):

2026	$3,549
2027	14,194
2028	14,194
2029	1,438,664
$1,470,601
As of September 30, 2026 and December 31, 2025, there is no outstanding balance on our Revolving Credit Facility. The interest rate under the Revolving Credit Facility is 1.50% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. At September 30, 2026, the effective interest rate for the Revolving Credit Facility is 5.41%.
On February 23, 2026, we utilized the funds from the most recent amendment on our Receivables Facility (see Note 11) to repay $20.0 million on our First Lien Credit Facility (“February 2026 First Lien Paydown”). As part of the February 2026 First Lien Paydown, we recorded a loss on extinguishment of $0.1 million for the three months ended March 31, 2026. The interest rate under the amended First Lien Credit Facility is 2.00% per annum above the SOFR rate with a minimum base of 0.00%. The SOFR is adjusted each thirty-day period to the thirty-day SOFR rate. Interest under the First Lien Credit Facility is paid monthly in arrears. At September 30, 2026, the effective interest rate for the First Lien Credit Facility is 6.09%.

Principal on the First Lien Credit Facility is payable in 20 equal quarterly installments with the remaining balance to be paid on October 22, 2029. As of September 30, 2026, there are 12 payments remaining. The First Lien Credit Facility contains certain covenants which, among other things, restrict our ability to incur additional indebtedness. We were in compliance with such debt covenants as of September 30, 2026.
We had unamortized debt issuance costs of $6.9 million and $8.3 million as of September 30, 2026 and December 31, 2025, respectively.
In connection with the Revolving Credit Facility, unamortized debt issuance costs were $1.2 million and $1.7 million as of September 30, 2026 and December 31, 2025, respectively.
13. Derivative Financial Instruments
To mitigate the risk of an increase in interest rates on the First Lien Credit Facility, we entered into interest rate swaps on January 13, 2023, April 1, 2025 and April 9, 2025, along with an interest rate cap on October 1, 2025. We attempt to

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
minimize our interest risk exposure by fixing our rate through the utilization of interest rate swaps and caps, which are derivative instruments. The interest rate swaps and cap mitigate the exposure on the variable component of interest on our First Lien Credit Facility. The interest rate swaps result in the fixed interest rate shown in the tables below on the swapped portion of the First Lien Credit Facility. The interest rate cap shown in the tables below limits the maximum interest rate we will pay on the covered portion of the First Lien Credit Facility. Our swaps and cap are entered into with financial institutions that participate in the First Lien Credit Facility. By using a derivative instrument to hedge exposures to changes in interest rates, we expose ourselves to credit risk due to the possible failure of the counterparty to perform under the terms of the derivative contract.
As of September 30, 2026, we have the following interest rate swaps designated as hedging instruments:

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
The effect of derivative instruments designated as hedging instruments on the accompanying consolidated financial statements is as follows (in thousands):

Derivatives - Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI/AOCL on Derivative	Location of Gain or (Loss) Reclassified from AOCI/AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCI/AOCL into Income	Total Interest Expense on Consolidated Statements of Operations
Interest rate swaps and cap:
Three months Ended September 30, 2026	$81	Interest expense	$362	$(19,297)
Three months Ended September 30, 2025	$(135)	Interest expense	$736	$(17,515)
Nine Months Ended September 30, 2026	$2,151	Interest expense	$820	$(59,590)
Nine Months Ended September 30, 2025	$(1,423)	Interest expense	$2,026	$(54,670)
The net amount of accumulated other comprehensive income expected to be reclassified to interest expense, net in the next 12 months is $1.5 million.

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
14. Related Party Transactions
At September 30, 2026 and December 31, 2025, we had $76.3 million and $64.8 million, respectively, of outstanding debt as part of the First Lien Credit Facility from Bain Affiliated Funds and CPPIB Credit Investments III Inc., affiliates of Bain Capital, LP and Canada Pension Plan Investment Board (“Affiliated Debtholders”). Interest expense associated with and paid to Affiliated Debtholders was $1.1 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively, and $3.1 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively.
Bain has an ownership interest in us and a significant interest in some clients for whom we provide software solutions. For the three months ended September 30, 2026 and 2025, we earned revenue of $0.8 million from four clients and $0.8 million from five clients, respectively. For the nine months ended September 30, 2026 and 2025, we earned revenue of $2.4 million from four clients and $1.9 million from five clients, respectively. Bain also has an ownership interest in us and a significant interest in some vendors that provide us with software solutions. For the three months ended September 30, 2026 and 2025, we expensed $0.9 million and $0.6 million, respectively, for software services from these vendors in cost of revenue expense. For the nine months ended September 30, 2026 and 2025, we expensed $2.4 million from three vendors and $1.8 million from two vendors, respectively, for software services from these vendors in cost of revenue expense.
Advent has an ownership interest in us and a significant interest in some clients for whom we provide software solutions. For the three months ended September 30, 2026, we earned $0.5 million from two clients. For the nine months ended September 30, 2026, we earned $1.5 million from two clients. Advent also has ownership in us and a significant interest in one vendor that provides us with software solutions. For the three months ended September 30, 2026, we expensed $0.1 million for software services from this vendor in cost of revenue expense. For the nine months ended September 30, 2026, we expensed $0.2 million for software services from this vendor in cost of revenue expense. Advent did not have an ownership interest in us during the three and nine months ended September 30, 2025.
15. Common and Preferred Stock
In connection with our initial public offering ("IPO"), our amended and restated certificate of incorporation became effective on June 10, 2024, which authorizes the issuance of 2,500,000,000 shares of common stock, par value $0.01 per share, and 100,000,000 shares of preferred stock, par value $0.01 per share. The shares of preferred stock have rights and preferences, including voting rights, designated from time to time by the Board of Directors. In connection with the amendment and restatement of our certificate of incorporation effective on the IPO date, the shares of Class A common stock were automatically reclassified as, and became, one share of common stock. There were 193,813,805 and 191,587,193 shares of common stock issued as of September 30, 2026 and December 31, 2025, respectively. There were 192,265,522 and 191,587,193 shares of common stock outstanding as of September 30, 2026 and December 31, 2025, respectively.
Stock Repurchase Plan

On May 19, 2026, we announced that our Board of Directors authorized a stock repurchase plan pursuant to which we may repurchase up to $200 million of our outstanding shares of common stock. Under the plan, we may repurchase shares from time to time through open market purchases, privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under the Exchange Act. The timing, price, and size of repurchases will depend on a number of factors, including the market price of our common stock, our financial performance and liquidity, general economic and market conditions, and other considerations. The stock repurchase plan does not obligate us to acquire any particular amount of our common stock and may be suspended, modified, or discontinued at any time at our discretion. The repurchase plan will be funded using our working capital and is accounted for under the treasury stock (cost) method. Treasury shares are presented as a reduction to stockholders' equity.
The table below sets forth information regarding repurchase of shares under our stock repurchase plan (in thousands, except number of shares and per share data):

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended September 30,	Nine months ended September 30,
	2026	2026
Total number of shares repurchased	889,222	1,548,283
Average price paid per share (1)	$23.31	$21.58
Amount repurchased (1)	$20,728	$33,407
(1) Amounts exclude commissions

16. Retirement Plans
We maintain qualified 401(k) plans which cover substantially all employees meeting certain eligibility requirements. Participants may contribute a portion of their compensation to the plans, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Under these plans, we contribute various percentages of employees’ salaries to the plans. Total expenses included in operating expenses in the accompanying consolidated statement of operations related to the plans were $1.5 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $4.9 million and $3.9 million for the nine months ended September 30, 2026 and 2025, respectively.
17. Stock-based Compensation
Equity incentive plans
On October 22, 2019, the Board of Directors approved the Waystar Holding Corp. 2019 Stock Incentive Plan (“2019 Waystar Holding Plan”). Under this plan, we can issue up to 9.9 million options or other equity awards. The granted awards contain service criteria, performance criteria, market conditions, or a combination thereof for vesting and have a 10-year contractual term. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. Options with a performance condition and a market condition vest based upon a change in control, initial public offering, or a sponsor distribution or deemed return if the investors have achieved specified levels of return on investment. In addition, as part of a change in control in 2019, 1.8 million fully vested rollover options remain outstanding.
The Board of Directors approved the Waystar Holding Corp. 2024 Equity Incentive Plan (the “2024 Equity Incentive Plan”), effective as of June 6, 2024, the date of pricing of our IPO. Under this plan, we can issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted shares of our Common Stock, restricted stock units, performance-based stock units, and other equity-based awards tied to the value of our shares. Under this plan, we can issue up to 10 million options and other equity awards, subject to annual increases as outlined under the plan. The number of shares available to be issued automatically increases on the first day of each fiscal year beginning in 2025 by a number of shares equal to the lesser of the positive difference, if any, between 5% of the outstanding common stock on the last day of the immediately preceding fiscal year, minus the plan share reserve on the last day of the immediately preceding fiscal year or such lesser number of shares as may be determined by the Board of Directors. Options with a service condition generally vest over 5 years with 20% vesting in equal vesting installments. The restricted stock units ("RSUs") granted under the 2024 Equity Incentive Plan generally vest over service periods ranging from two to five years, subject to continued employment. Vesting terms vary by award and generally consist of annual or quarterly service-based vesting installments. The performance-based stock units (“PSUs”) under the 2024 Equity Incentive Plan that include market-based conditions vest between 0% and 200% based on our total shareholder return (“TSR”) relative to a designated peer group as defined in the respective agreement over a four-year performance period. PSUs under the 2024 Equity Incentive Plan that include performance-based conditions vest between 0% and 200% based on the probable outcome of achieving cumulative revenue and Adjusted EBITDA targets over a three-year performance period. As of September 30, 2026, 3.0 million shares were available for future grants under this plan.
The Board of Directors approved the Waystar Holding Corp. 2024 Employee Stock Purchase Plan (the “ESPP”), effective as of June 6, 2024, the date of pricing of our IPO. A total of 3,250,000 shares of common stock are initially reserved for the ESPP. The number of shares available to be issued for the ESPP will automatically increase each fiscal year beginning in 2025 by a number of shares equal to the lesser of the positive difference, if any, between 1% of the outstanding common stock on the last day of the immediately preceding fiscal year and the number of shares of common stock available for the issuance of shares pursuant to the plan on the last day of the immediately preceding fiscal year or such lesser number of

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
shares as may be determined by the Board of Directors. The number of shares available to be issued for the ESPP will not exceed 27,000,000 as outlined in the plan agreement. Our employees contribute funds via payroll deductions during the offering periods, which are used to buy shares of our common stock at a discount of up to 15% of the purchase price at the purchase date. Offerings to purchase shares are granted twice annually on or about June 30 and December 31. During the three months ended September 30, 2026 and 2025, 69,000 and 37,323 shares of our common stock were issued as part of the ESPP, respectively. During the nine months ended September 30, 2026 and 2025, 120,221 and 37,323 shares of our common stock were issued as part of the ESPP, respectively. For the three months ended September 30, 2026 and 2025, expense of $0.1 million and $0.1 million, respectively, and for the nine months ended September 30, 2026 and 2025, expense of $0.3 million and $0.4 million, respectively, has been recorded, which represents the 15% discount given to the employees under the ESPP.

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
•Expected term of stock award – under the 2024 Equity Incentive Plan, we utilized the simplified method due to the lack of historical experience for Waystar. The simplified method calculates the expected term as the mid-point between the vesting date and the contractual expiration date of the award. Under the 2019 Waystar Holding Plan, it is based on historical experience that is modified based on expected future changes; and
•Expected volatility in stock price—reflects the historical volatility of comparable public companies over the expected term of the stock option.
No options were granted during the three and nine months ended September 30, 2026. The weighted average grant date fair value of options granted during both the three and nine months ended September 30, 2025 was $18.69. As of September 30, 2026, we had 5.9 million fully vested options with a weighted average exercise price of $16.47 per share, an aggregate intrinsic value of $60.9 million and an average remaining contractual term of 3.7 years. The total fair value of options vested for the three months ended September 30, 2026 and 2025 was $1.8 million and $2.9 million, respectively and $12.8 million and $16.5 million for the nine months ended September 30, 2026 and 2025, respectively.
Information pertaining to option activity under all plans (including rollover options) during the nine months ended September 30, 2026 and 2025 is as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding December 31, 2025	13,992,173	$18.71	5.1
Granted	—	—
Exercised	(1,442,608)	14.70
Forfeited	(2,128,830)	22.37
Outstanding September 30, 2026	10,420,735	$18.52	4.3

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding December 31, 2024	16,511,128	$17.57	5.8
Granted	132,065	36.94
Exercised	(2,061,626)	10.14
Forfeited	(121,202)	29.75
Outstanding September 30, 2025	14,460,365	$18.71	5.2
The following is a summary of the significant assumptions used in estimating the fair value of options granted during the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Risk free interest rate	N/A	N/A	N/A	3.95%
Expected dividend yield	N/A	N/A	N/A	0%
Expected term of stock award	N/A	N/A	N/A	6.2
Expected volatility in stock price	N/A	N/A	N/A	46.24%
The aggregate intrinsic value of options exercised (the difference between the fair market value of our stock on the date of exercise and the exercise price) was approximately $10.9 million and $12.8 million for the three months ended September 30, 2026 and 2025, respectively, and $12.9 million and $61.7 million for the nine months ended September 30, 2026 and 2025, respectively.
We expect to incur compensation expense of approximately $17.7 million over a weighted average of 2.2 years for all unvested time-based option awards outstanding on September 30, 2026.
RSUs
The RSUs granted on June 10, 2024 in conjunction with the IPO were valued at the IPO price. Subsequent RSU grants have been valued using our common stock price as of the grant date based on the publicly traded value per NASDAQ, and are expensed on a straight-line basis over the applicable vesting period. All vesting is contingent on continued service.
The following table summarizes RSU activity during the nine months ended September 30, 2026 and 2025.

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2025	4,220,158	$31.65
Granted	6,300,325	22.56
Vested	(663,783)	29.09
Forfeited	(1,773,548)	31.50
Outstanding September 30, 2026	8,083,152	$24.81

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2024	2,089,241	$21.91
Granted	2,323,495	37.34
Vested	(460,362)	21.50
Forfeited	(55,819)	27.40
Outstanding September 30, 2025	3,896,555	$31.08
We expect to incur compensation expense of $173.8 million over a weighted average of 2.6 years for all unvested RSUs outstanding on September 30, 2026.
PSUs
We utilize the Monte Carlo pricing model to estimate the fair value of the market-based condition PSUs at the grant date under the 2024 Equity Incentive Plan. The Monte Carlo model incorporates assumptions regarding expected volatility, correlation between performance of our stock price and that of publicly traded peer companies, expected dividend yields and the risk-free interest rate. The Monte Carlo pricing model simulates potential future stock price paths yielding a grant date fair value that reflects the likelihood of varying outcomes. These awards are expensed on a straight-line basis over the applicable vesting period utilizing the fair value at the grant date. There were no market-based condition PSUs granted during the three and nine months ended September 30, 2026.
The following is a summary of the significant assumptions used in estimating the fair value of PSUs granted during the three and nine months ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk free interest rate	N/A	N/A	N/A	3.92%
Expected dividend yield	N/A	N/A	N/A	0%
Expected term of stock award	N/A	N/A	N/A	4.0
Expected volatility in stock price	N/A	N/A	N/A	40.00%
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
The following table summarizes PSU activity during the nine months ended September 30, 2026 and 2025.

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2025	396,197	$61.67
Granted	1,696,548	24.65
Vested	—	—
Forfeited	(272,064)	25.56
Outstanding September 30, 2026	1,820,681	$32.57

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements

	Number of shares	Weighted average grant date fair value
Outstanding December 31, 2024	—	$—
Granted	396,197	61.67
Vested	—	—
Forfeited	—	—
Outstanding September 30, 2025	396,197	$61.67
We expect to incur compensation expense of $42.5 million over a weighted average of 2.3 years for all unvested PSUs outstanding on September 30, 2026.
Stock-based Compensation
We recorded stock-based compensation expense of $24.4 million and $11.6 million for the three months ended September 30, 2026 and 2025, respectively, and $49.7 million and $29.9 million for the nine months ended September 30, 2026 and 2025, respectively.
Stock-based compensation expense was recorded in the following cost and expense categories in the consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of revenue	$1,072	$418	$2,101	$1,064
General and administrative	18,182	7,218	36,499	18,418
Sales and marketing	2,520	2,392	4,867	6,198
Research and development	2,668	1,569	6,224	4,191
Total	$24,442	$11,597	$49,691	$29,871

18. Other Accrued Expenses
Other accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued income taxes	$22,849	$4,957
Other taxes payable	3,027	2,882
Accrued severance	1,212	920
Retirement plan payable	22	307
Accrued self-insurance claims	2,037	1,160
Accrued interest	392	655
ESPP payable	764	1,721
Other	7,717	10,388
Total	$38,020	$22,990

Waystar Holding Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
19. Income Per Share
A reconciliation of the numerators and the denominators of the basic and diluted per share computations are as follows (in thousands, except for share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Basic income per share:
Net income	$31,025	$30,648	$115,175	$92,101
Net income attributable to common shares	$31,025	$30,648	$115,175	$92,101
Weighted average common stock outstanding	191,938,402	174,352,079	191,825,646	173,388,077
Basic weighted average common stock outstanding	191,938,402	174,352,079	191,825,646	173,388,077
Basic income per share	$0.16	$0.18	$0.60	$0.53

Diluted income per share:
Net income	$31,025	$30,648	$115,175	$92,101
Net income attributable to common shares	$31,025	$30,648	$115,175	$92,101
Dilutive effect of stock options	3,052,951	6,048,579	3,317,108	6,736,352
Dilutive effect of RSUs	919,065	836,036	599,442	1,040,196
Dilutive effect of ESPP	2,724	3,339	908	1,113
Diluted weighted average common stock outstanding	195,913,142	181,240,033	195,743,104	181,165,738
Diluted income per share	$0.16	$0.17	$0.59	$0.51
Because of their anti-dilutive effect, 6,165,439 and 1,652,397 common share equivalents comprised of stock options, RSUs and PSUs have been excluded from the diluted earnings per share calculation for the three months ended September 30, 2026 and 2025, respectively. Because of their anti-dilutive effect, 7,569,167 and 1,305,855 common share equivalents comprised of stock options, RSUs and PSUs have been excluded from the diluted earnings per share calculation for the nine months ended September 30, 2026 and 2025, respectively.
20. Commitments and Contingencies
We may be subject to legal proceedings, claims, asserted or unasserted, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Waystar Holding Corp. (“Waystar”, the “Company”, “we”, “us”, and “our”) should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q, and the consolidated financial statements and related notes included in the 2025 Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and other factors outside our control, as well as assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Cautionary Statement Regarding Forward-Looking Statements” above and “Risk Factors” in the 2025 Form 10-K and our other filings with the SEC.
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
Our software is used daily by providers of all types and sizes across the continuum of care, including physician practices, clinics, surgical centers, and laboratories, as well as large hospitals and health systems. We currently serve over 30,000 clients of various sizes, representing approximately 1.5 million distinct providers practicing across a variety of care sites, including 16 of the top 20 U.S. News Best Hospitals. Our business model aligns with our clients' growth; as they serve more patients, claims and transaction volumes increase, driving corresponding growth in our business. In addition, our clients frequently adopt a greater number of our solutions over time and introduce our solutions across new sites of care. In 2025, we facilitated over 8.5 billion healthcare payment transactions, including over $3.0 trillion in gross claims volume spanning approximately 60% of patients and one-in-three hospital discharges in the United States.
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
We have demonstrated an ability to drive recurring, predictable, and profitable growth. Over 99% of our revenue is either recurring subscription or based on highly predictable volumes. For the 12 months ended September 30, 2026, our Net Revenue Retention Rate was 107.6%, and we have 1,488 clients as of September 30, 2026 generating over $100,000 over the same 12-month period. For the nine months ended September 30, 2026, we generated revenue of $959.2 million (reflecting a 20.5% increase compared to revenue of $795.7 million for the same period in the prior year), net income of $115.2 million (reflecting a 25.1% increase compared to net income of $92.1 million for the same period in the prior year), and Adjusted EBITDA of $411.4 million (reflecting a 23.6% increase compared to Adjusted EBITDA of $333.0 million for the same period in the prior year).
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

Additionally, on September 10, 2025, the Institutional Investors closed another underwritten public offering of 18,000,000 shares of our common stock (the “Third Secondary Offering”). We did not sell any shares in these offerings or receive any proceeds from these offerings. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, dated as of June 10, 2024, by and among Waystar, the Institutional Investors, and certain other parties thereto, we paid $1.4 million and $4.6 million in certain expenses on behalf of the selling stockholders related to these offerings for the three and nine months ended September 30, 2025, while the selling stockholders paid all applicable underwriting discounts and commissions.
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
•Subscription revenue. Reflects recurring monthly provider count fees and minimum amounts owed. The vast majority of subscription revenue is generated by provider solutions, which constituted approximately 75% of total revenue in each of the three and nine months ended September 30, 2026 and 2025.

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
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue includes salaries, stock-based compensation, and benefits (“personnel costs”) for our team members who are focused on implementation, support, and other client-focused operations, as well as team members focused on enhancing and developing our platform. Cost of revenue also includes costs for third-party technology such as interchange fees and infrastructure related to the operations of our platform, including communicating and processing patient payments, and services to support the delivery of our solutions. Third-party costs for patient payments solutions are approximately 60% of the revenue generated from these solutions, while third-party costs for provider solutions are approximately 6% to 7% of the associated revenue, in each case, for each of the three and nine months ended September 30, 2026 and 2025.
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

Results of Operations for the Three Months Ended September 30, 2026 and 2025
The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Three months ended September 30,
	2026		2025		Change
($ in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue	$325,624	100.0%	$268,651	100.0%	$56,973	21.2%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	99,202	30.5%	85,136	31.7%	14,066	16.5%
Sales and marketing	51,998	16.0%	45,158	16.8%	6,840	15.1%
General and administrative	51,393	15.8%	32,422	12.1%	18,971	58.5%
Research and development	20,299	6.2%	12,403	4.6%	7,896	63.7%
Depreciation and amortization	41,466	12.7%	33,300	12.4%	8,166	24.5%
Total operating expenses	264,358	81.2%	208,419	77.6%	55,939	26.8%
Income from operations	61,266	18.8%	60,232	22.4%	1,034	1.7%
Other expense
Interest expense, net	(18,182)	(5.6)%	(16,613)	(6.2)%	(1,569)	9.4%
Related party interest expense	(1,115)	(0.3)%	(902)	(0.3)%	(213)	23.6%
Income before income taxes	41,969	12.9%	42,717	15.9%	(748)	(1.8)%
Income tax expense	10,944	3.4%	12,069	4.5%	(1,125)	(9.3%)
Net income	$31,025	9.5%	$30,648	11.4%	$377	1.2%
Revenue

	Three months ended September 30,
	2026			2025			Change
($ in thousands)	Solution type		($)	Solution type		($)	($)	(%)
Revenue	Patient	Provider	Total	Patient	Provider	Total
Subscription revenue	$3,454	$177,272	$180,726	$3,515	$130,935	$134,450	$46,276	34.4%
Volume-based revenue	77,704	65,156	142,860	73,671	58,671	132,342	10,518	7.9%
Service and other revenue	1,079	959	2,038	964	895	1,859	179	9.6%
Total Revenue	$82,237	$243,387	$325,624	$78,150	$190,501	$268,651	$56,973	21.2%

Revenue was $325.6 million for the three months ended September 30, 2026 as compared to $268.7 million for the three months ended September 30, 2025, an increase of $57.0 million, or 21.2%, of which $46.3 million was attributed to subscription revenue from existing and acquired clients, almost all of which was generated by provider solutions. Another $10.5 million of the increase was attributed to volume-based revenue primarily related to the expansion of existing client usage, of which $4.0 million was generated by patient payments solutions and $6.5 million by provider solutions.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue (exclusive of depreciation and amortization) was $99.2 million for the three months ended September 30, 2026 as compared to $85.1 million for the three months ended September 30, 2025, an increase of $14.1 million, or 16.5%. The increase was primarily driven by $8.1 million in increased costs stemming from higher transaction volumes and associated third-party costs, including higher platform usage of which approximately $7.4 million was third-party costs associated with provider solutions and $0.7 million from third-party costs associated with patient payments solutions. Additionally, there was $3.5 million of increased personnel costs, net of capitalized expense.

Sales and Marketing
Sales and marketing expense was $52.0 million for the three months ended September 30, 2026 as compared to $45.2 million for the three months ended September 30, 2025, an increase of $6.8 million, or 15.1%. The increase was primarily driven by an increase in channel partner fees and amortization of the internal commission deferred contract costs asset of $3.7 million and increased personnel costs of $2.1 million.
General and Administrative
General and administrative expense was $51.4 million for the three months ended September 30, 2026 as compared to $32.4 million for the three months ended September 30, 2025, an increase of $19.0 million, or 58.5%. The increase was primarily due to an increase in stock-based compensation expense of $11.0 million, as well as increased personnel costs of $3.1 million and increased third party professional fees of $2.9 million.
Research and Development
Research and development expense was $20.3 million for the three months ended September 30, 2026 as compared to $12.4 million for the three months ended September 30, 2025, an increase of $7.9 million, or 63.7%. The increase was primarily due to increased personnel costs, net of capitalized expenses, of $4.8 million, as well as an increase in stock-based compensation expense of $1.1 million.
Depreciation and Amortization
Depreciation and amortization expense was $41.5 million for the three months ended September 30, 2026, as compared to $33.3 million for the three months ended September 30, 2025, an increase of $8.2 million, or 24.5%. The increase was primarily due to additional amortization from new Iodine intangible assets acquired on October 1, 2025.
Interest Expense, net
Total interest expense, net (including related party interest expense) was $19.3 million for the three months ended September 30, 2026 as compared to $17.5 million for the three months ended September 30, 2025, an increase of $1.8 million, or 10.2%. The slight increase was primarily driven by the additional balance borrowed under our First Lien Credit Facility to help fund the Iodine acquisition completed on October 1, 2025, resulting in an increase to the corresponding interest expense. This increase was partially offset by interest earned on our investment securities.
Income Tax Expense
Income tax expense was $10.9 million for the three months ended September 30, 2026, as compared to income tax expense of $12.1 million for the three months ended September 30, 2025, a decrease of $1.1 million.The slight decrease was driven by the impact of certain limitations on the deductibility on stock-based compensation recognized for financial reporting purposes during the three months ended September 30, 2025.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025
The following table provides consolidated operating results for the periods indicated and percentage of revenue for each line item:

	Nine months ended September 30,
	2026		2025		Change
($ in thousands)	($)	(%)	($)	(%)	($)	(%)
Revenue	$959,172	100.0%	$795,740	100.0%	$163,432	20.5%
Operating expenses
Cost of revenue (exclusive of depreciation and amortization)	293,923	30.6%	255,525	32.1%	38,398	15.0%
Sales and marketing	148,207	15.5%	128,805	16.2%	19,402	15.1%
General and administrative	118,495	12.4%	84,914	10.7%	33,581	39.5%
Research and development	56,390	5.9%	36,103	4.5%	20,287	56.2%
Depreciation and amortization	124,384	13.0%	100,106	12.6%	24,278	24.3%
Total operating expenses	741,399	77.3%	605,453	76.1%	135,946	22.5%
Income from operations	217,773	22.7%	190,287	23.9%	27,486	14.4%
Other expense
Interest expense, net	(56,531)	(5.9)%	(52,195)	(6.6)%	(4,336)	8.3%
Related party interest expense	(3,059)	(0.3)%	(2,475)	(0.3)%	(584)	23.6%
Income before income taxes	158,183	16.5%	135,617	17.0%	22,566	16.6%
Income tax expense	43,008	4.5%	43,516	5.5%	(508)	(1.2)%
Net income	$115,175	12.0%	$92,101	11.6%	$23,074	25.1%
Revenue

	Nine months ended September 30,
	2026			2025			Change
($ in thousands)	Solution type		($)	Solution type		($)	($)	(%)
Revenue	Patient	Provider	Total	Patient	Provider	Total
Subscription revenue	$10,347	$518,835	$529,182	$10,087	$380,512	$390,599	$138,583	35.5%
Volume-based revenue	240,681	183,789	424,470	227,549	173,002	400,551	23,919	6.0%
Service and other revenue	2,692	2,828	5,520	2,063	2,527	4,590	930	20.3%
Total Revenue	$253,720	$705,452	$959,172	$239,699	$556,041	$795,740	$163,432	20.5%
Revenue was $959.2 million for the nine months ended September 30, 2026 as compared to $795.7 million for the nine months ended September 30, 2025, an increase of $163.4 million, or 20.5%, of which $138.6 million was attributed to increased subscription revenue from existing and acquired clients, almost all of which is generated by provider solutions. Another $23.9 million of the increase was attributed to increased volume-based revenue, primarily related to the expansion of existing client usage, of which $10.8 million of the volume-based increase was generated by provider solutions and $13.1 million by patient payments solutions.
Cost of Revenue (Exclusive of Depreciation and Amortization)
Cost of revenue (exclusive of depreciation and amortization) was $293.9 million for the nine months ended September 30, 2026 as compared to $255.5 million for the nine months ended September 30, 2025, an increase of $38.4 million, or 15.0%. The increase was driven by $19.8 million in increased costs stemming from higher transaction volume and associated third-party costs, including higher platform usage, of which approximately $17.7 million was from third-party costs associated with provider solutions and $2.1 million was from third-party costs associated with patient payments solutions. Additionally, there was a $12.3 million increase in personnel costs, net of capitalized expenses.

Sales and Marketing
Sales and marketing expense was $148.2 million for the nine months ended September 30, 2026 as compared to $128.8 million for the nine months ended September 30, 2025, an increase of $19.4 million, or 15.1%. The increase was primarily driven by an increase in channel partner fees and amortization of the internal commission deferred contract costs asset totaling $10.9 million associated with revenue growth, as well as increased personnel costs of $8.0 million.
General and Administrative
General and administrative expense was $118.5 million for the nine months ended September 30, 2026 as compared to $84.9 million for the nine months ended September 30, 2025, an increase of $33.6 million, or 39.5%. The increase was primarily due to an increase in stock-based compensation expense of $18.1 million, as well as increased personnel costs of $6.1 million and increased third party professional fees of $2.0 million. Lastly, impairment expense related to a right-of-use asset and leasehold improvements at an office we plan to exit (see Note 7) drove a $2.0 million increase.
Research and Development
Research and development expense was $56.4 million for the nine months ended September 30, 2026 as compared to $36.1 million for the nine months ended September 30, 2025, an increase of $20.3 million, or 56.2%. The increase was primarily driven by increased personnel costs, net of capitalized expenses, of $12.8 million, as well as increased stock-based compensation expense of $2.0 million. Lastly, there was an increase of software license expense of $2.2 million.
Depreciation and Amortization
Depreciation and amortization expense was $124.4 million for the nine months ended September 30, 2026, as compared to $100.1 million for the nine months ended September 30, 2025, an increase of $24.3 million, or 24.3%. The increase was primarily due to additional amortization from new Iodine intangible assets acquired on October 1, 2025.
Interest Expense, net
Total interest expense, net (including related party interest expense) was $59.6 million for the nine months ended September 30, 2026 as compared to $54.7 million for the nine months ended September 30, 2025, an increase of $4.9 million, or 9.0%. The increase was primarily driven by the additional balance borrowed on our First Lien Credit Facility to help fund the Iodine acquisition completed on October 1, 2025, resulting in an increase to the corresponding interest expense. This increase was partially offset by interest earned on our investment securities.
Income Tax Expense
Income tax expense of $43.0 million for the nine months ended September 30, 2026 was relatively flat compared to income tax expense of $43.5 million for the nine months ended September 30, 2025, a decrease of $0.5 million.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define adjusted EBITDA as net income before interest expense, net, income tax expense, depreciation and amortization, and as further adjusted for stock-based compensation expense, acquisition, integration and transaction costs, asset and lease impairments, costs related to amended debt agreements, costs related to our IPO and the Secondary Offerings, and costs related to other unusual, non-recurring or otherwise notable items. Adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.
The following table presents a reconciliation of net income to adjusted EBITDA and net income margin to adjusted EBITDA margin for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income	$31,025	$30,648	$115,175	$92,101
Interest expense, net	19,297	17,515	59,590	54,670
Income tax expense	10,944	12,069	43,008	43,516
Depreciation and amortization	41,466	33,300	124,384	100,106
Stock-based compensation expense	24,442	11,597	49,691	29,871
Acquisition, integration and transaction costs	9,629	5,313	13,236	6,197
Asset and lease impairments	—	—	1,990	—
Other (a)	2,499	2,261	4,356	6,540
Adjusted EBITDA	$139,302	$112,703	$411,430	$333,001
Revenue	$325,624	$268,651	$959,172	$795,740
Net income margin	9.5%	11.4%	12.0%	11.6%
Adjusted EBITDA margin	42.8%	42.0%	42.9%	41.8%
_______________________________________________________________
(a)For the three and nine months ended September 30, 2026, adjustments related to costs for the cybersecurity incident (see Item 1A below) totaling $1.4 million and $3.0 million, respectively, and executive severance totaling $1.1 million and $1.1 million, respectively. For the three and nine months ended September 30, 2025, adjustments related to secondary offering costs of $1.4 million and $4.6 million, respectively; costs related to amended debt agreements totaling $0.6 million; additional lease costs due to the relocation of our Louisville office totaling $0.2 million and $0.7 million, respectively, and executive severance totaling $0.0 million and $0.6 million, respectively.
Non-GAAP Net Income and Non-GAAP Net Income Per Share
We define non-GAAP net income as GAAP net income excluding the impact of stock-based compensation, acquisition, integration and transaction costs, asset and lease impairments, costs related to our IPO and the Secondary Offerings, costs related to amended debt agreements and amortization of intangibles, and costs related to other unusual, non-recurring or otherwise notable items. The tax effects of the adjustments are calculated using a management estimated annual effective non-GAAP tax rate of 21%, which is based on our statutory federal tax rate and provides consistency across interim reporting periods by eliminating the effects of non-recurring and period specific items. Due to the differences in the tax treatment of items excluded from non-GAAP net income, our estimated tax rate on non-GAAP net income may differ from our GAAP tax rate.

Non-GAAP net income per share is shown on both a basic and diluted basis and is defined as non-GAAP net income divided by the basic or diluted weighted-average shares, respectively.

The following table presents a reconciliation of net income to non-GAAP net income and non-GAAP net income per share for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income	$31,025	$30,648	$115,175	$92,101
Stock-based compensation	24,442	11,597	49,691	29,871
Acquisition, integration and transaction costs	9,629	5,313	13,236	6,197
Asset and lease impairments	—	—	1,990	—
Other (a)	2,499	2,261	4,356	6,540
Intangible amortization	34,474	27,851	103,421	84,081
Tax effect of adjustments	(14,919)	(9,875)	(36,266)	(26,605)
Non-GAAP net income	$87,150	$67,795	$251,603	$192,185

Non-GAAP net income per share:
Basic	$0.45	$0.39	$1.31	$1.11
Diluted	$0.44	$0.37	$1.29	$1.06
Weighted-average shares outstanding:
Basic	191,938,402	174,352,079	191,825,646	173,388,077
Diluted	195,913,142	181,240,033	195,743,104	181,165,738
(a)For the three and nine months ended September 30, 2026, adjustments related to costs for the cybersecurity incident (see Item 1A below) totaling $1.4 million and $3.0 million, respectively, and executive severance totaling $1.1 million and $1.1 million, respectively. For the three and nine months ended September 30, 2025, adjustments related to secondary offering costs of $1.4 million and $4.6 million, respectively; costs related to amended debt agreements totaling $0.6 million; additional lease costs due to the relocation of our Louisville office totaling $0.2 million and $0.7 million, respectively, and executive severance totaling $0.0 million and $0.6 million, respectively.
Key Performance Metrics
Net Revenue Retention Rate
We also regularly monitor and review our Net Revenue Retention Rate.
The following table presents our Net Revenue Retention Rate for September 30, 2026 and 2025, respectively:

	Twelve months ended September 30,
	2026	2025
Net Revenue Retention Rate	107.6%	113.1%
Our Net Revenue Retention Rate compares 12 months of client invoices for our solutions at two period end dates. To calculate our Net Revenue Retention Rate, we first accumulate the total amount invoiced during the 12 months ending with the prior period-end, or Prior Period Invoices. We then calculate the total amount invoiced to those same clients for the 12 months ending with the current period-end, or Current Period Invoices. Current Period Invoices are inclusive of upsell, downsell, pricing changes, clients that cancel or choose not to renew, and discontinued solutions with continuing clients. The Net Revenue Retention Rate is then calculated by dividing the Current Period Invoices by the Prior Period Invoices. Our total invoices included in the analysis are greater than 98% of reported revenue. We use Net Revenue Retention Rate to evaluate our ongoing operations and for internal planning and forecasting purposes. Acquired businesses are included in the last-12 month Net Revenue Retention Rate in the ninth quarter after acquisition, which is the earliest point that comparable post-acquisition invoices are available for both the current and prior 12-month period. Included within our Net

Revenue Retention rates for the 12 months ended September 30, 2026 and 2025 is the impact from the heightened win rates above our historically high rates and accelerated implementation timelines related to the cybersecurity incident of one of our competitors in February 2024.
Customer Count with >$100,000 Revenue
We also regularly monitor and review our count of clients who generate more than $100,000 of revenue.
The following table sets forth our count of clients who generate more than $100,000 of revenue for the periods presented:

	Twelve months ended September 30,
	2026	2025
Customer Count with > $100,000 Revenue	1,488	1,306
Our count of clients who generate more than $100,000 of revenue is based on an accumulation of the amounts invoiced to clients over the preceding 12 months. The invoices for acquired clients are included starting in the first full calendar quarter after the date of acquisition.
Liquidity and Capital Resources
Overview
We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short-term and long-term basis are for working capital, capital expenditures, debt service requirements, and investments in future growth, including acquisitions. We have historically funded our operations and acquisitions through our cash and cash equivalents, cash flows from operations, and debt financings. We believe that our existing unrestricted cash on hand, expected future cash flows from operations, and additional borrowings will provide sufficient resources to fund our operating requirements, as well as future capital expenditures, share repurchases, debt service requirements, and investments in future growth for at least the next 12 months and beyond the next 12 months. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings, or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control, including those described under “Risk Factors” in the 2025 Form 10-K.
On September 30, 2026 and December 31, 2025, we had restricted cash of $24.2 million and $15.5 million, respectively, which consists of cash deposited in lockbox accounts owned by us which are contractually required to be disbursed to participating clients on the following day, as well as cash collected on behalf of healthcare providers from patients that have not yet been remitted to providers. These funds payable are not available for our use and liquidity, and are offset on our balance sheet by an aggregated funds payable liability.
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

Cash Flows
Cash flows from operating, investing, and financing activities for the nine months ended September 30, 2026 and September 30, 2025, are summarized in the following table:

	Nine months ended September 30,		Change
($ in thousands)	2026	2025	Amount	Change
Net cash provided by operating activities	$248,187	$243,039	$5,148	2.1%
Net cash used in investing activities	(258,575)	(17,069)	(241,506)	1,414.9%
Net cash provided by (used in) financing activities	(11,440)	14,805	(26,245)	NM
Net increase/(decrease) in cash and restricted cash	$(21,828)	$240,775	$(262,603)	NM
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $248.2 million for the nine months ended September 30, 2026 as compared to $243.0 million for the nine months ended September 30, 2025, an increase of $5.1 million. This increase was primarily attributable to higher profitability, including increased non-cash depreciation, amortization and stock-based compensation. The increase was also driven by changes in working capital, which is impacted by factors such as growth in new business, timing of cash receipts from customers, and timing of payments to vendors. These increases were partially offset by a decrease driven by deferred federal tax payments in 2025 as allowed by the IRS.
Net Cash Used in Investing Activities
Net cash used in investing activities was $258.6 million for the nine months ended September 30, 2026 as compared to $17.1 million for the nine months ended September 30, 2025, an increase of cash used of $241.5 million. Net cash used in investing activities increased primarily due to purchases of investment securities exceeding proceeds from sale or maturity of investment securities, as well as more purchases of property and equipment and an increase of capitalized software development costs during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Net Cash Provided by (Used In) Financing Activities
Net cash used in financing activities was $11.4 million for the nine months ended September 30, 2026 as compared to $14.8 million cash provided by financing activities for the nine months ended September 30, 2025, a change of $26.2 million. The primary driver of the change was due to common stock repurchased during the nine months ended September 30, 2026 (see Note 15). Also driving the change was the net impact of proceeds from the amendment to our Receivables Facility (see Note 11) and the corresponding paydown on our First Lien Credit Facility (see Note 12). These items were partially offset by an increase in the aggregated funds liability (see Note 2 in our 2025 Form 10-K for details on restricted cash accounting policies).
Indebtedness
Refer to Item 1, Financial Statements, Notes 11 (Accounts Receivable Securitization) and 12 (Debt), for a description of our Receivables Facility and Credit Facilities.
Stock Repurchase Plan

On May 19, 2026, we announced that our Board of Directors authorized a stock repurchase plan pursuant to which we may repurchase up to $200 million of shares of our outstanding common stock. Under the plan, we may repurchase shares from time to time using a variety of methods, which may include open market purchases or other methods, in accordance with applicable securities laws and regulations. The timing, price, and size of repurchases will depend on a number of factors, including the market price of our common stock, our financial performance and liquidity, general economic and market conditions, and other considerations. The stock repurchase plan does not obligate us to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time. The repurchase plan will be funded using our working capital.

Critical Accounting Policies and Estimates
The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and disclosures of contingent assets and liabilities. Critical accounting policies are those that we consider to be the most important in portraying our financial condition and results of operations and also require the greatest amount of judgment by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions.
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
We routinely assess the financial strength of our clients through a combination of third-party financial reports, credit monitoring, publicly available information, and direct communication with those clients. We establish payment terms with clients to mitigate credit risk and monitor our accounts receivable credit risk exposure. However, while we actively seek to mitigate credit risk, there can be no assurance that in the future we will be able to obtain credit risk insurance at commercially attractive terms or at all.
Interest Rate Risk
Our exposure to interest rate risk is related to our First Lien Credit Facility, which bears interest at SOFR plus 2.00% as of September 30, 2026. A hypothetical 100 basis point increase or decrease in the current effective rate would have had an impact on our interest expense of approximately $11.2 million for the nine months ended September 30, 2026.
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this Part II, Item 1 can be found under Item 1, Financial Statements, Note 20 (Commitments and Contingencies), to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Our business, results of operations, prospects, and financial condition may be materially adversely affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A "Risk Factors" of the 2025 Form 10-K, as updated by Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026. Except as set forth below, there have been no material changes to the risk factors disclosed in the 2025 Form 10-K, as updated.

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

We and certain of our third-party providers have experienced cyber-attacks and other incidents, and we expect such attacks and incidents to continue in varying degrees in the future. For example, in early June 2026, we identified the unauthorized acquisition of point-in-time copies of source code, primarily used for testing purposes, from a cloud-based repository hosted by a third-party provider and the unauthorized acquisition of four files of inactive data from a single application, which had been written to cloud-based storage pending its scheduled destruction. The incident was promptly contained and did not involve any access to active production systems or client data being processed by any active Waystar products. The application-related data and, we believe, the subset of source code in the third-party code repository platform used for testing purposes included PHI and personally identifiable information associated with fewer than 1% of Waystar clients. We immediately activated incident response procedures, initiated an investigation, engaged leading external cybersecurity experts, notified law enforcement, and took steps to contain, assess, and remediate the incident. We are also in the process of communicating with the relevant clients and will comply with any applicable legal obligations. The incident did not impact the operation of our software solutions, the ability of clients to access our cloud-based software platform, or any functions of our financial and operating reporting systems. While to date, we have no evidence that the affected information has been misused, the threat actor may use or disclose the information that was subject to unauthorized access and acquisition in a manner that adversely affects our business. We may also discover additional impacts of this or other incidents as part of that investigation. While our response efforts are ongoing, we believe this incident has not had, and is not reasonably likely to have, any material adverse effect on our operations or financial condition, and we expect that a portion of costs incurred relating to containing, investigating and remediating the incident will be reimbursed through insurance recoveries. Despite these expectations, there can be no assurances as to the ultimate impact of this incident, which may result in harm to our reputation and client relationships.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to our repurchases of common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1) (2)
July 1 - 31, 2026	435,392	$22.47	435,392	$177.54
August 1 - 31, 2026	339,049	$24.06	339,049	$169.38
September 1 - 30, 2026	114,781	$24.29	114,781	$166.59
Total	889,222	$23.31	889,222	$166.59
(1) Amounts exclude commissions.
(2) On May 19, 2026, we announced that our Board of Directors authorized a stock repurchase plan pursuant to which we may repurchase up to $200 million of shares of our outstanding common stock. Under the plan, we may repurchase shares from time to time using a variety of methods, which may include open market purchases or other methods, in accordance with applicable securities laws and regulations. The timing, price, and size of repurchases will depend on a number of factors, including the market price of our common stock, our financial performance and liquidity, general economic and market conditions, and other considerations. The stock repurchase plan does not obligate us to acquire any particular amount of common stock and may be suspended, modified or discontinued at any time.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

10.1
Employment Agreement, dated as of July 24, 2026, between Waystar Holding Corp. and Alpana Wegner (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, filed on July 29, 2026).

10.2
Separation and Release Agreement, dated as of July 28, 2026 between Waystar Holding Corp., Waystar, Inc. and Steven M. Oreskovich (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, filed on July 29, 2026).

10.3	Waystar Holding Corp. Non-Employee Director Annual Compensation Policy.	X

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lehi, Utah, on November 2, 2026.

WAYSTAR HOLDING CORP.

By:	/s/ Matthew J. Hawkins
	Name:	Matthew J. Hawkins
	Title:	Chief Executive Officer

By:	/s/ Alpana Wegner
	Name:	Alpana Wegner
	Title:	Chief Financial Officer